Form 10-Q
period 2014-06-30
Baristas Coffee Company, Inc.
filed 2014-10-10
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55254

BARISTAS COFFEE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3118202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Washington Ave. N., Kent, WA 98032
(Address of principal executive offices)

(800) 764-8711
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 6, 2014 there were 294,365,297 shares of the issuer's common stock, par value $0.001, outstanding.

BARISTAS COFFEE COMPANY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Baristas Coffee Company Inc.
Interim Consolidated Balance Sheets

	June 30	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$37,777	$-
Inventory	31,390	30,737
Prepaid expenses	3,000	-
Total current assets	72,167	30,737

Property & equipment, net of accumulated depreciation
of $293,304 and $256,441, respectively	256,107	149,922
Loan receivable, related party	162,500	162,500
Investment in marketable securities	155,048	41,954
Intangible assets, net	3,013,920	3,003,693
Other assets	7,660	7,660
Total Assets	$3,667,402	$3,396,466

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$782,792	$661,857
Shareholder loans	475,048	477,847
Notes payable, current	31,550	44,635
Total current liabilities	1,289,390	1,184,339

Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 15,000,000 shares authorized,
12,363,358 and 7,313,358 shares issued and outstanding, respectively	12,363	7,313
Common Stock, $0.001 par value, 300,000,000 shares authorized;
298,785,365 and 295,233,305 shares issued and outstanding, respectively	298,785	295,233
Additional paid-in capital	7,677,016	7,497,058
Minority interest	70,224	-
Accumulated other comprehensive loss	(1,851,462)	(1,964,556)
Accumulated deficit	(3,828,914)	(3,622,921)
Total stockholders' equity	2,378,012	2,212,127
Total Liabilities and Stockholders' Equity	$3,667,402	$3,396,466

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$297,054	$428,726	$615,793	$795,399

Operating expenses:
Direct costs	110,986	267,574	210,603	319,362
General and administrative	104,234	161,241	147,030	373,799
Stock-based compensation	5,000	234,472	15,000	349,608
Compensation	165,648	134,368	294,908	286,622
Professional expenses	31,859	17,925	43,668	17,925
Depreciation and amortization	36,613	11,125	77,084	110,740
Total operating expenses	454,340	826,705	788,293	1,458,056
Operating loss	(157,286)	(397,979)	(172,500)	(662,657)
Other (income) loss
Interest expense (recovery)	(7,402)	28,935	78,301	57,870
Gain on disposal	-	-	(32)	-
Minority interest	(20,968)	-	(44,776)	-
Net other (income) loss	(28,370)	28,935	33,493	57,870

Tax provision	-	-	-	-

Net loss	(128,915)	(426,914)	(205,993)	(720,527)

Other comprehensive income (loss)	(82,085)	5,472	113,094	10,944

Comprehensive loss	$(211,000)	$(421,442)	$(92,899)	$(709,583)

Loss per share, primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding,
primary and dilutive	299,738,714	276,679,490	297,818,897	268,098,528

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(205,993)	$(720,527)
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	77,084	110,740
Stock-based and non-cash compensation	15,000	349,608
Minority interest in net loss of consolidated entities	(44,776)	-
Changes in assets and liabilities:
Inventory	(653)	(1,537)
Prepaid and other assets	-	100
Accounts payable and accrued expenses	125,950	(187,146)
Gift card payable	-	-
Net Cash Used in Operating Activities	(33,388)	(448,762)

Cash Flows from Investing Activities:
Purchase of intangible assets	(7,477)	-
Purchase of property and equipment	(161,018)	(25,578)
Net Cash Used in Investing Activities	(168,495)	(25,578)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	15,000	515,529
Proceeds from minority interest	115,000	-
Net proceeds from (repayment of) on notes payable	86,915	(19,666)
Net proceeds from (repayment of) stockholder loans	22,745	(21,523)
Net Cash Provided by Financing Activities	239,660	474,340

Net decrease in Cash	37,777	-
Cash at beginning of period	-	-
Cash at end of period	$37,777	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Noncash investing and financing activities:'
Interest paid by equity	$5,017	$-
Debt converted to equity	$125,544	$-

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Baristas Coffee Company, Inc. ("Baristas" "The Company") is a Nevada C Corporation that was originally formed on October 18, 1996. The Company was originally formed as InfoSpi.com in 1996, for the purposes of developing, and developed software programs, hired programmers, and procured funding from a venture capital group, prior to merging with Innovative Communications Technologies, in 2001. From that time until 2010, it has had assets, liabilities, operations including employees every year and was engaged with contractors, had revenue and expenses, and/or technology development. On December 22, 2009, it acquired greater than a 60% interest in Pangea Networks, Inc. ("Pangea")/ DBA Baristas and Inc., and it acquired for cash, stock, and other consideration, numerous coffee stands in the greater Seattle area through the acquisition of Pangea; In May of 2010 the Company changed its name to Baristas Coffee Company, Inc.

Baristas operates a specialty drive-through beverage retailer with attractive female theme-costumed models as servers. Baristas provides its customers the ability of drive up and order their choice of a custom-blended espresso drink, freshly brewed coffee, or other beverages.  We generate revenue by offering our patrons the finest hot and cold beverages, specializing in specialty coffees, blended teas and other custom drinks. In addition, we offer smoothies, fresh-baked pastries and other confections.

Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended June 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended December 31, 2013.

Principles of Consolidation
The consolidated financial statements reflect the financial position and operating results of Baristas and includes our 51% investee, Barista Coffee Company of Florida, LLC, as of January 1, 2014. Intercompany transactions and balances have been eliminated.

Fiscal Year End
Our fiscal year end is December 31.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for asset and goodwill impairments, stock-based compensation forfeiture rates, future asset retirement obligations, and inventory reserves; assumptions underlying self-insurance reserves and income from unredeemed stored value cards; and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At June 30, 2014 and December 31, 2013, the Company had $37,777 and $nil, respectively.

Marketable Securities
The Company's marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  The Company classifies its marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  The Company's marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder's equity.

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were gains of $113,094 and $10,944 as of June 30, 2014 and 2013, respectively.

Fair Value of Financial Instruments
The carrying amount of the Company's cash, accounts receivables, accounts payables, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

The Company has adopted a single definition of fair value, a framework for measuring fair value, and providing expanded disclosures concerning fair value whereby estimated fair value is the price to be paid for an asset or the amount to settle a liability in an orderly transaction between market participants at the measurement date. Accordingly, fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

	As of June 30, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$37,777	37,777	-	-	$37,777
Investments in Marketable Securities, available-for-sale	155,048	155,048	-	-	155,048

Total	$192,825	192,825	-	-	$192,825

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of June 30, 2014 and December 31, 2013 the Company determined that no reserve was required.

Property, Plant and Equipment
Property, plant and equipment are carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation of property, plant and equipment, which includes assets under capital leases, is provided on the straight-line method over estimated useful lives, generally ranging from 3 to 5 years for equipment and 5 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease life, generally 5 years. For leases with renewal periods at our option, we generally use the original lease term, excluding renewal option periods, to determine estimated useful lives. If failure to exercise a renewal option imposes an economic penalty to us, we may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of the appropriate estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Goodwill
We test goodwill for impairment on an annual basis during our third fiscal quarter, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.

As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. There were no goodwill impairment charges recorded during the periods ended June 30, 2014 and 2013.

Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended June 30, 2014 and 2013.

Long-lived Assets
Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition
Consolidated revenues are presented net of intercompany eliminations for investees controlled by us. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. Company-operated stores revenues are recognized when payment is tendered at the point of sale. Company-operated store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

Marketing & Advertising
Advertising costs are expensed as incurred.  Advertising costs totaled $6,282 and $nil for the periods ended June 30, 2014 and 2013.

Stock-based Compensation
The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services," for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Stock-based expenses totaled $15,000 and $349,608, for the periods ended June 30, 2014 and 2013.

Income Taxes
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended June 30, 2014 and 2013, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As of June 30, 2014, convertible shareholder loans of $475,048, convertible notes payable of $31,550 and 12,363,358 shares of preferred stock were considered to be anti-dilutive.

Recent Accounting Pronouncements
Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company's financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2014, the Company has a loss from operations of $172,500 and an accumulated deficit of $3,828,914. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations, and execution of its business plan.  In response to these concerns, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management's plan will be successful.

NOTE 3 – INVENTORY

Inventories were comprised of:

	June 30, 2014	December 31, 2013
Coffee and merchandise held for sale	$31,390	$30,737

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of June 30, 2014 and December 31, 2013.  The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price, less a marketability discount of 15%.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

June 30, 2014

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,851,462	$155,048
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,851,462	$155,048

December 31, 2013

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,964,556	$41,954
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,964,556	$41,954

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2014	December 31, 2013
Buildings and leaseholds	$352,963	$252,963
Machinery and equipment	160,000	140,000
Computer equipment	17,382	6,400
Furniture and fixtures	19,065	7,000
Property, plant and equipment, gross	549,410	406,363
Less accumulated depreciation	(293,304)	(256,441)
Property, plant and equipment, net	$256,106	$149,922

The Company recorded depreciation for the periods ended June 30, 2014 and 2013 of $54,834 and $88,490, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	June 30, 2014	December 31, 2013
Goodwill	$2,770,651	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
Grounded productions	32,477	-
	374,977	342,500
Accumulated amortization	(131,708)	(109,458)
Definite-lived intangibles, net	243,269	233,042
Total intangible assets and goodwill	$3,013,920	$3,003,693

The Company recorded amortization for the periods ended June 30, 2014 and 2013 of $22,250 and $22,250, respectively.

Goodwill
The intangible assets were purchased along with the hard assets, from the Pangea purchase in December 2009, for $3.5 million in our common stock.  After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill.  The Company does not amortize goodwill.  Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  As of June 30, 2014 and December 31, 2013, the Company determined that no such impairment existed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans Receivable

The Company has a receivable from a related party for services in prior years.  The company had been actively negotiating with the other party to collect this loan.  As of June 18, 2014, the Company reached a settlement agreement and release with the related party to pay $300,000, pursuant to a Promissory Note.  The amount recorded of $162,500, as at June 30, 2014 and November 30, 2013, relfects management's best estimate of the collectable amount.  For June 30, 2014, the Company is recognizing an allowance of $137,500 ($300,000 - $162,500), until such time as loan repayments commence.  The Company will evaluate the allowance and loan collectability estimate quarterly.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible at market price and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at June 30, 2014 and December 31, 2013 were $475,048 and $477,847, respectively. The Company plans to pay the loans back as cash flows become available.

NOTE 8 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at market price and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at June 30, 2014 and December 31, 2013 were $31,550 and $44,635, respectively.

NOTE 9 – STOCKHOLDER'S EQUITY

Preferred Stock

On May 12, 2010, the Company amended their Articles of Incorporation to authorize 30,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On December 13, 2011, the Board of Directors amended their certificates of designation to authorize 15,000,000 of the 30,000,000 shares of preferred stock to be designated Series A Convertible Preferred Stock. The shares are convertible into shares of Common Stock based on a conversion value as adjusted from time to time.  Each holder of outstanding shares are entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares are convertible.

During the periods ended June 30, 2014, 300,000 Series A convertible preferred stocks were issued to a non-affiliated people for $15,000 cash and 4,750,000 common stocks were retired and replaced by 4,750,000 Series A convertible preferred stocks.

There were 12,363,358 and 7,313,358 shares of Series A Convertible preferred stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

Common Stock

The Company has authorized 300,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.  Holders have equal ratable rights to dividends from funds legally available and are entitled to share in assets available for distribution upon liquidation.  Holders do not have preemptive, subscriptive, conversion or cumulative voting rights, and there are no redemption or sinking find provisions or rights.  Holders of common stock have the right to approve any amendment of the Articles of Incorporation, elect directors, approve any plan of merger and approve a plan for the sale, lease or exchange of all of the Company's assets as proposed by the Board of Directors. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the period ended June 30, 2014, the Company issued the following shares of common stock:

•	1,400,000 shares in exchange for services valued at $18,000.
•	1,250,000 shares in exchange for intangible assets valued at $25,000.
•	5,652,060 shares in exchange for debt valued at $130,561.
•	4,750,000 shares of common stock were retired and replaced by 4,750,000 shares of Series A convertible preferred stock.

There were 298,785,365 and 295,233,305 common shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the period ended June 30, 2014, the minority interest contributed $115,000 in equipment and expenses and recognized $44,776 in losses from the operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	June 30, 2014	December 31, 2013
Accumulated other comprehensive loss, opening balance	$(1,964,556)	$(1,986,445)
Net unrealized gains on available-for-sale securities	113,094	21,889
Accumulated other comprehensive loss, ending	$(1,851,462)	$(1,964,556)

NOTE 10 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at June 30, 2014 and December 31, 2013, the Company had $475,048 and $477,847 in convertible shareholder loans, respectively, $31,550 and $44,635 convertible notes payable, respectively, and 12,363,358 and 7,313,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(128,915)	$(426,914)	$(205,993)	$(720,527)

Weighted average common shares outstanding, basic and diluted	299,738,714	276,679,490	297,818,897	268,098,528

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	June 30, 2014	June 30, 2013
Total rentals	$76,077	$102,875

Minimum future rental payments under non-cancelable operating leases as of June 30, 2014:

Fiscal Year Ending
2014	$72,425
2015	129,582
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$446,763

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, and through to September 30, 2014, the Company issued the following shares of common stock:

•	250,000 shares to an employee valued at $2,500.
•	750,000 shares in exchange for services valued at $75,000.
•	1,579,932 shares in exchange for debt valued at $36,599.
•	7,000,000 shares of common stock were retired and replaced by 7,000,000 shares of Series A convertible preferred stock.

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Registration Statement on Form 10, as filed on July 22, 2014.  You should carefully review the risks described in our Form 10 and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Baristas", "we," "us," or "our" are to Baristas Coffee Company, Inc.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue was 297,054 for the three months ended June 30, 2014 compared to 428,726 for the three months ended June 30, 2013, a decrease of ($131,672) or 30.7%. The decrease was primarily due to the closing of three coffee stands during the fourth quarter of 2013.  We had 13 coffee stands for the period ended June 30, 2013, whereas, we had 10 coffee stands for the period ended June 30, 2014.

The changes in our operating expenses from June 30, 2014 to June 30, 2013 are as follows:

	Three Months Ended June 30,
	2014	2013	$Change	% Change
Direct costs	$110,986	$267,574	$(156,588)	(58.5)
General and administrative	104,234	161,241	(57,007)	(35.4)
Stock-based compensation	5,000	234,472	(229,472)	(97.9)
Compensation	165,648	134,368	31,280	23.3
Professional expenses	31,859	17,925	13,934	-
Depreciation and amortization	36,613	11,125	25,488	229.1
Total operating expenses	$454,340	$826,705	$(372,365)	(45.0)

Direct costs for generating sales was $110,986 for the three months ended June 30, 2014 compared to $267,574 in the three months ended June 30, 2013, a decrease of $156,588 or 58.5%. The decrease was primarily the result of coffee stand closures during the fourth quarter of 2013.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses of $104,234 for the three months ended June 30, 2014 compared to $161,241 for the three months ended June 30, 2013, a decrease of $57,007 or 35.4%. The decrease was the result of coffee stand closures during the fourth quarter of 2013.

Stock-based compensation and compensation expenses consisted of: $5,000 in stock issued for compensation in the three months ended June 30, 2014 compared to $234,472 in the three months ended June 30, 2013, a decrease of $229,472 or 97.9%; $165,648 in payroll compensation and related tax expenses in the three months ended June 30, 2014 compared to $134,368 for the three months ended June 30, 2013, an increase of $31,280 or 23.3%. The increase is the result of management employees and contract employees were paid via payroll vs stock based compensation in 2013.

Depreciation and amortization expenses for the three months ended June 30, 2014 of $36,613 increased $25,488 from $11,125 or 229.1% from the three months ended June 30, 2013.

Net other income (loss) was $28,370 for the three months ended June 30, 2014 compared to ($28,935) for the three months ended June 30, 2013 an increase of $57,305 or 198.0%. The net other income (loss) is comprised of interest (expense) recovery, gain on disposal, and minority interest. The increase in the net other income (loss) is primarily due to the interest expense recovery in the current period of $7,402 and a gain in minority interest of $20,968, as compared to 2013.  During the period ended June 30, 2013, we did not have any disposal of assets or a minority interest position, thus net other loss consisted solely of interest expense.

The net loss of the three months ended June 30, 2014 was ($128,916) compared to the net loss of ($426,914) for the three months ended June 30, 2013. The Company had a loss per weighted common shares outstanding of ($0.00) for the three months ended June 30, 2014 compared to ($0.00) for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue was 615,793 for the six months ended June 30, 2014 compared to 795,399 for the six months ended June 30, 2013, a decrease of ($179,606) or 22.6%.  The decrease was the result of coffee stand closures during the fourth quarter of 2013.

The changes in our operating expenses from June 30, 2014 to June 30, 2013 are as follows:

	Six Months Ended June 30,
	2014	2013	$Change	% Change

Direct costs	$210,603	$319,362	$(108,759)	(34.1)
General and administrative	147,030	373,799	(226,769)	(60.7)
Stock-based compensation	15,000	349,608	(334,608)	(95.7)
Compensation	294,908	286,622	8,286	2.9
Professional expenses	43,668	17,925	25,743	143.6
Depreciation and amortization	77,084	110,740	(33,656)	(30.4)
Total operating expenses	$788,293	$1,458,056	$(669,763)	(45.9)

Direct costs for generating sales was $210,603 for the six months ended June 30, 2014 compared to $319,362 in the six months ended June 30, 2013, a decrease of $108,759 or 34.1%. The decrease, in 2014, was the result of coffee stand closures during the fourth quarter of 2013.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses of $147,030 for the six months ended June 30, 2014 compared to $373,799 for the six months ended June 30, 2013, a decrease of $226,769 or 60.7%. The decrease was primarily due to a Department of Labor judgment in 2013.

Stock-based compensation and compensation expenses consisted of: $15,000 in stock issued for compensation in the six months ended June 30, 2014 compared to $349,608 in the six months ended June 30, 2013, a decrease of $334,608 or 95.7%; $294,908 in payroll compensation and related tax expenses in the six months ended June 30, 2014 compared to $286,622 for the six months ended June 30, 2013, an increase of $8,286 or 2.9%. The increase is the result of management employees and contract employees were paid via payroll vs stock based compensation in 2013.

Depreciation and amortization expenses for the six months ended June 30, 2014 of $77,084 decreased $33,656 from $110,740 or 30.4% from the six months ended June 30, 2013.

Net other (loss) was ($33,493) for the six months ended June 30, 2014 compared to ($57,870) for the six months ended June 30, 2013, a decrease of $24,377 or 42.1%. The net loss is comprised of interest expense, gain on disposal, and minority interest. The decrease in the net other loss is primarily due to the increase of interest expense in the current period of $20,431 and offset by gains from asset disposal of $32, and a gain in minority interest of $44,776, as compared to 2013.  During the period ended June 30, 2013, we did not have any disposal of assets or a minority interest position, thus net other loss consisted solely of interest expense.

The net loss for the six months ended June 30, 2014 was ($205,993) compared to the net loss of ($720,527) for the six months ended June 30, 2013. The Company had a loss per weighted common shares outstanding of ($0.00) for the six months ended June 30, 2014 compared to ($0.00) for the six months ended June 30, 2013.

Liquidity and Capital Resources

The Company's liquidity may be effected by general decrease in revenues during the holiday months and by the need to allocate startup costs for the Knoxville restaurant.

Baristas forecasts opening ten new franchise locations in addition to maintaining our existing locations, during the next 12 month period.  We will receive a franchise fee of $25,000 for each new location ($250,000 in revenue) and anticipate expenses in supporting each new franchise location to be $17,500 ($175,000 in expenses) for a additional net profit of $75,000 before royalties and other revenues. We anticipate hiring an operations manager as franchise sales are closed.

We believe that we have enough cash on hand and from operations to operate for the next 12 months.  However, we will require additional financing if we are to complete our expansion plan for the next 12 months.  While we are optimistic that we can generate the revenue from new franchise fees and refinancing of our existing properties, we do not have any current financing available to us.  If we are unable to generate additional fees through franchising, in order to execute our plan of expansion, we would be required to raise funds through a sale of equities, the issuance of debt or a combination thereof.  We have no assurances that we would be successful in raising the requite financing.

Going Concern
We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2013, expresses substantial doubt about our ability to continue as a going concern. For the period ended June 30, 2013, we were successful in raising net proceeds of $515,529 in order to fund the development and growth of our operations. During the period ended June 30, 2014, we were successful in raising net proceeds of $15,000 through issuance of preferred shares and $109,660 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

 The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(33,388)	$(448,762)
Net cash used in investing activities	(168,495)	(25,578)
Net cash provided by financing activities	239,660	474,340
Net increase in cash	$37,777	$-

For the six months ended June 30, 2014, we incurred a net loss of $205,993. Net cash used in operating activities was $33,388, net cash used in investing activities was $168,495 and net cash provided by financing activities was $239,660.  For the six months ended June 30, 2013, we incurred a net loss of $720,527. Net cash used in operating activities was $448,762, net cash used in investing activities was $25,578 and net cash provided by financing activities was $474,340.

Working Capital Information - The following table presents a summary of our working capital at the end of each period:

Category	June 30, 2014	December 31, 2013
Cash	$37,777	$-
Current assets	72,167	30,737
Current liabilities	1,289,390	1,184,339
Working capital deficit	$(1,217,223)	$(1,153,602)
Change from the previous period	5.5%

As of June 30, 2014, the Company had a working capital deficit of $1,217,223, compared to $1,153,602 at December 31, 2013, or an increase in working capital deficit of $63,621(5.5%). As of June 30, 2014, the Company had cash and cash equivalents of $37,777 as compared to $0 on December 31, 2013. For 2014, current assets increased $41,430 (134.8%) due to increases of $37,777 in cash, $3,000 in prepaid expenses, and an increase of $653 in inventory. Current liabilities increased $105,051 (8.9%), with an increase in accounts payable and accrued expenses of $120,935 (18.3%), a decrease in shareholder loans of $2,799 (0.6%), and a decrease in current portion of notes payable of $13,085 (29.3%).

Funding Requirements: We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the ongoing development and launch of our sports bar business, grow the existing base of our coffee store locations and support business and further expand this business into additional facilities and locations. If we are unable to raise an adequate amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors.

These factors include the following:

•	the time and expense needed to complete the successful launch of the sports bar business;

•	the expense associated with building a network of coffee shops to market the brand;

•	the degree and speed of developing our franchises with BMOC.

During 2014, we entered joint venture agreements to launch franchises in new states and as well to develop a sports bar. We have yet to achieve profitability as a result of the Company's non-operating expenses, and the issuance of shares of our common stock to third parties for various services rendered. As we grow, the use of our common stock as currency will decline when our cash availability grows.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders would result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development and launch of our businesses, reduce our planned commercialization efforts, or obtain funds through means that may require us to relinquish certain rights that we might otherwise seek to protect and retain. Further, we may elect to raise additional funds even before we need them if we believe the conditions for raising capital are favorable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended June 30, 2014, the Company issued the following shares of common stock:

•	265,000 shares in exchange for service valued at $26,500.
•	5,652,060 shares in exchange for debt valued at $130,561.
•	4,750,000 common stocks were retired and replaced by 4,750,000 Series A convertible preferred stock.

Subsequent to June 30, 2014, and through to September 30, 2014, the Company issued the following shares of common stock:

•	250,000 shares of common stock to an employee valued at $2,500.
•	750,000 shares of common stock in exchange for services valued at $75,000.
•	1,579,932 shares of common stock in exchange for debt valued at $36,599.
•	7,000,000 shares of common stock were retired and replaced by 7,000,000 shares of Series A convertible preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARISTAS COFFE COMPANY, INC.

Dated: October 10, 2014	By:	/s/ Barry Henthorn
Barry Henthorn
Chief Executive Officer
Principle Executive Officer