Form 10-Q
period 2014-09-30
Baristas Coffee Company, Inc.
filed 2014-11-19
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

(800) 988-7735
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

As of November 17, 2014 there were 295,015,297 shares of the issuer's common stock, par value $0.001, outstanding.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Baristas Coffee Company Inc.
Interim Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets
Cash	$17,397	$-
Inventory	30,737	30,737
Prepaid expenses	7,625	-
Total current assets	55,759	30,737

Property & equipment, net of accumulated depreciation
of $321,071 and $256,441, respectively	243,339	149,922
Loans to shareholders	300,000	162,500
Investment in marketable securities	100,325	41,954
Intangible assets, net	3,042,662	3,003,693
Other assets	7,660	7,660
Total Assets	$3,749,745	$3,396,466

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$709,270	$661,857
Shareholder loans	556,036	477,847
Notes payable	104,050	44,635
Total current liabilities	1,369,356	1,184,339

Stockholders' Equity
Preferred Stock, $0.001 par value, 30,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized,
23,763,358 and 7,313,358 shares issued and outstanding, respectively	23,763	7,313
Common Stock, $0.001 par value, 300,000,000 shares authorized;
294,115,297 and 295,233,305 shares issued and outstanding, respectively	294,115	295,233
Additional paid-in capital	7,826,885	7,497,058
Obligation to issue shares	40,500	-
Accumulated other comprehensive loss	(1,906,185)	(1,964,556)
Accumulated deficit	(3,947,921)	(3,622,921)
Total Baristas Coffee Company Inc. stockholders' equity	2,331,157	2,212,127
Noncontrolling interest	49,232	-
Total equity	2,380,389	2,212,127
Total Liabilities and Stockholders' Equity	$3,749,745	$3,396,466

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$296,302	$311,270	$912,095	$1,106,669

Operating expenses:
Direct costs	116,238	12,577	326,841	331,939
General and administrative	108,255	170,725	255,286	544,524
Stock-based compensation	20,000	236,795	35,000	586,403
Compensation	170,147	178,577	465,055	465,200
Professional expenses	31,115	8,962	74,782	26,887
Depreciation and amortization	38,892	11,125	115,976	121,865
Total operating expenses	484,647	618,761	1,272,940	2,076,818
Operating loss	(188,345)	(307,491)	(360,845)	(970,149)
Other (income) loss
Interest expense	89,122	28,935	167,423	86,805
Gain on loan settlement	(137,468)	-	(137,500)	-
Net other (income) loss	(48,346)	28,935	29,923	86,805

Tax provision	-	-	-	-

Net loss	(139,999)	(336,426)	(390,768)	(1,056,954)
Less: Net loss attributable to the noncontrolling interest	(20,992)	-	(65,768)	-
Net loss attributable to the shareholders of Baristas Coffee Company Inc.	(119,007)	(336,426)	(325,000)	(1,056,954)

Other comprehensive income (loss)	(54,723)	5,472	58,371	16,417
Less: Other comprehensive income (loss) attributable to the noncontrolling interest	-	-	-	-
Net Comprehensive loss attributable to the shareholders of Baristas Coffee Company Inc.	$(173,730)	$(330,954)	$(266,629)	$(1,040,537)

Loss per share, primary and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, primary and dilutive	295,258,068	287,623,341	296,955,907	274,649,045

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Interim Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(325,000)	$(1,056,954)
Adjustment to reconcile net income to net cash provided by operations:
Depreciation and amortization	115,976	121,865
Gain on loan settlement	(137,500)	-
Stock-based and non-cash compensation	35,000	586,403
Minority interest in net loss of consolidated entities	(65,768)	-
Changes in assets and liabilities:
Inventory	-	(2,305)
Prepaid and other assets	(4,625)	(2,000)
Accounts payable and accrued expenses	54,029	(177,239)
Net Cash Used in Operating Activities	(327,888)	(530,230)

Cash Flows from Investing Activities:
Proceed on assets disposal	-	31,456
Purchase of intangible assets	(39,344)	-
Purchase of property and equipment	(176,018)	(25,578)
Net Cash Provided by (Used in) Investing Activities	(215,362)	5,878

Cash Flows from Financing Activities:
Proceeds from issuance / subscription of preferred stock	152,500	-
Proceeds from issuance of common stock	-	195,000
Proceeds from minority interest	115,000	-
Net proceeds from notes payable	189,415	358,851
Net proceeds from (repayment of) stockholder loans	103,732	(29,499)
Net Cash Provided by (Used in) Financing Activities	560,647	524,352

Net decrease in Cash	17,397	-
Cash at beginning of period	-	-
Cash at end of period	$17,397	$-

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Noncash investing and financing activities:
Interest paid by equity	$6,616	$-
Debt converted to equity	$155,544	$-
Stock issued / granted for intangible assets	$33,000	$-

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2014 and 2013
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

Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended December 31, 2013.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At September 30, 2014 and December 31, 2013, the Company had $17,397 and $nil, respectively.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were gains of $58,371 and $16,417 as of September 30, 2014 and 2013, respectively.

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

	As of September 30, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$100,325	$100,325	-	-	$100,325

Total	$100,325	$100,325	-	-	$100,325

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2014 and December 31, 2013 the Company determined that no reserve was required.

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

As a part of our ongoing operations, we may close certain stores within a reporting unit containing goodwill due to underperformance of the store or inability to renew our lease, among other reasons. We abandon certain assets associated with a closed store including leasehold improvements and other non-transferable assets. When a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal. Our evaluation of whether the portion of a reporting unit being disposed of constitutes a business occurs on the date of abandonment. Although an operating store meets the accounting definition of a business prior to abandonment, it does not constitute a business on the closure date because the remaining assets on that date do not constitute an integrated set of assets that are capable of being conducted and managed for the purpose of providing a return to investors. As a result, when closing individual stores, we do not include goodwill in the calculation of any loss on disposal of the related assets. As noted above, if store closures are indicative of potential impairment of goodwill at the reporting unit level, we perform an evaluation of our reporting unit goodwill when such closures occur. There were no goodwill impairment charges recorded during the periods ended September 30, 2014 and 2013.

Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended September 30, 2014 and 2013.

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

Marketing and Advertising
Advertising costs are expensed as incurred.  Advertising costs totaled $15,156 and $nil for the periods ended September 30, 2014 and 2013.

Stock-based Compensation
The Company accounts for employee stock-based compensation to employees, including grants of employee stock options, based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Stock options and warrants issued to consultants and other non-employees are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Stock-based expenses totaled $35,000 and $586,403, for the periods ended September 30, 2014 and 2013.

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

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended September 30, 2014 and 2013, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As of September 30, 2014, convertible shareholder loans of $556,036, convertible notes payable of $104,050 and 23,763,358 shares of preferred stock were considered to be anti-dilutive.

Recent Accounting Pronouncements
Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company's financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2014, the Company has a loss from operations of $360,845 and an accumulated deficit of $3,947,921.The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

NOTE 3 – INVENTORY

Inventories were comprised of:

	September 30, 2014	December 31, 2013
Coffee and merchandise held for sale	$30,737	$30,737

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of September 30, 2014 and December 31, 2013.  The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price, less a marketability discount of 15%.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

September 30, 2014

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,906,185	$100,325
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,906,185	$100,325

December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,964,556	$41,954
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,964,556	$41,954

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2014	December 31, 2013
Buildings and leaseholds	$352,963	$252,963
Machinery and equipment	175,000	140,000
Computer equipment	17,382	6,400
Furniture and fixtures	19,065	7,000
Property, plant and equipment, gross	564,410	406,363
Less accumulated depreciation	(321,071)	(256,441)
Property, plant and equipment, net	$243,339	$149,922

The Company recorded depreciation for the periods ended September 30, 2014 and 2013 of $82,601 and $88,490, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	September 30, 2014	December 31, 2013
Goodwill	$2,770,651	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
Grounded productions	72,344	-
	414,844	342,500
Accumulated amortization	(142,833)	(109,458)
Definite-lived intangibles, net	272,011	233,042
Total intangible assets and goodwill	$3,042,662	$3,003,693

The Company recorded amortization for the periods ended September 30, 2014 and 2013 of $33,375 and $33,375, respectively.

Goodwill
The intangible assets were purchased along with the hard assets, from the Pangea purchase in December 2009, for $3.5 million in our common stock.  After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill.  The Company does not amortize goodwill.  Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  As of September 30, 2014 and December 31, 2013, the Company determined that no such impairment existed.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loan Receivable

The Company has a receivable from a related party for services in prior years.  On June 18, 2014, the Company reached a settlement agreement with the related party to pay $300,000, including reimbursement of prior years' expenses of $162,500. During the period ended September 30, 2014, the Company recorded a gain on settlement of $137,500. The Company will evaluate the collectability of the loan quarterly.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible at market price and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at September 30, 2014 and December 31, 2013 were $556,036 and $477,847, respectively. The Company plans to pay the loans back as cash flows become available.

NOTE 8 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at market price and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at September 30, 2014 and December 31, 2013 were $104,050 and $44,635, respectively.

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

On December 13, 2011, the Board of Directors amended their certificates of designation to authorize 15,000,000 of the 30,000,000 shares of preferred stock to be designated Series A Convertible Preferred Stock. During the quarter ended September 30, 2014 the Company has designated the entire 30,000,000 shares of preferred stock to be Series A Convertible Preferred Stock. The shares are convertible into shares of Common Stock based on a conversion value as adjusted from time to time.  Each holder of outstanding shares is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares are convertible.

During the period ended September 30, 2014, the Company issued the following shares of Series A Convertible Preferred Stock:

·	300,000 shares to a non-affiliated investor for cash of $15,000.
·	4,400,000 shares to officers and directors for cash of $110,000.
·	11,750,000 shares to officers and director to replace 11,750,000 shares of common stock, which were cancelled.

During the period ended September 30, 2014, $27,500 cash was received from an officer and director for preferred shares subscription and was included in obligation to issue shares.

There were 23,763,358 and 7,313,358 shares of Series A Convertible Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

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

During the period ended September 30, 2014, the Company issued the following shares of common stock:

·	2,150,000 shares in exchange for services valued at $33,000.
·	1,250,000 shares in exchange for intangible assets valued at $25,000.
·	7,231,992 shares in exchange for debt valued at $162,160.
·	11,750,000 shares of common stock were retired and replaced by 11,750,000 shares of Series A convertible preferred stock.

During the period ended September 30, 2014, the Company granted 400,000 common shares to a vendor for its work on the intangible assets with value of $8,000 and 250,000 common shares to an employee for her services with value of $5,000. This $13,000 was included in obligation to issue shares.

There were 294,115,297 and 295,233,305 common shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the period ended September 30, 2014, the minority interest contributed $115,000 in equipment and expenses and recognized $65,768 in losses from the operations.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	September 30, 2014	December 31, 2013
Accumulated other comprehensive loss, opening balance	$(1,964,556)	$(1,986,445)
Net unrealized gains on available-for-sale securities	58,371	21,889
Accumulated other comprehensive loss, ending	$(1,906,185)	$(1,964,556)

NOTE 10 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at September 30, 2014 and December 31, 2013, the Company had $556,036 and $477,847 in convertible shareholder loans, respectively, $104,050 and $44,635 convertible notes payable, respectively, and 23,763,358 and 7,313,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(119,007)	$(336,426)	$(325,000)	$(1,056,954)

Weighted average common shares outstanding, basic and diluted	295,258,068	287,623,341	296,955,907	274,649,045

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	September 30, 2014	September 30, 2013
Total rentals	$116,711	$154,313

Minimum future rental payments under non-cancelable operating leases as of September 30, 2014:

Fiscal Year Ending
2014	$31,791
2015	129,582
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$406,129

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued the following preferred stock and common stock:

·	250,000 common shares to an employee valued at $5,000.
·	400,000 common shares to a non-affiliated company in exchange for services valued at $8,000.
·	1,100,000 preferred shares to an officer and director for $27,500 cash.
·	250,000 common shares to a non-affiliated people in exchange of services.

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

All references in this Form 10-Q to the "Company," "Baristas", "we," "us," or "our" are to Baristas Coffee Company, Inc.

Critical Accounting Policies

We prepare our interim consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the interim consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our interim consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our interim consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue was 296,302 for the three months ended September 30, 2014 compared to 311,270 for the three months ended September 30, 2013, a decrease of $14,968 or 4.81%. The decrease was primarily due to the closing of three coffee stands during the fourth quarter of 2013.  We had 13 coffee stands for the period ended September 30, 2013, whereas, we had 10 coffee stands for the period ended September 30, 2014.

The changes in our operating expenses from September 30, 2014 to September 30, 2013 are as follows:

	Three Months Ended September 30,
	2014	2013	$Change	%Change
Direct costs	$116,238	$12,577	$103,661	824.21
General and administrative	108,255	170,725	(62,470)	(36.59)
Stock-based compensation	20,000	236,795	(216,795)	(91.55)
Compensation	170,147	178,577	(8,430)	(4.72)
Professional expenses	31,115	8,962	22,153	247.19
Depreciation and amortization	38,892	11,125	27,767	249.59
Total operating expenses	$484,647	$618,761	$(134,114)	(21.67)

Direct costs for generating sales was $116,238 for the three months ended September 30, 2014 compared to $12,577 in the three months ended September 30, 2013, an increase of 103,661 or 824.21%. The low direct costs in three months ended September 30, 2013 was primarily the result of proposed closure of coffee stands during the fourth quarter of 2013.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses was $108,255 for the three months ended September 30, 2014 compared to $170,725 for the three months ended September 30, 2013, a decrease of $62,470 or 36.59%. The decrease was the result of coffee stand closures during the fourth quarter of 2013.

Stock-based compensation and compensation expenses consisted of: $20,000 in stock issued for compensation in the three months ended September 30, 2014 compared to $236,795 in the three months ended September 30, 2013, a decrease of $216,795 or 91.55%; $170,147 in payroll compensation and related tax expenses in the three months ended September 30, 2014 compared to $178,577 for the three months ended September 30, 2013, an decrease of $8,430 or 4.72%. The net increase is the result of management employees and contract employees were paid via payroll in 2014 vs stock based compensation in 2013.

Professional expenses was $31,115 for the three months ended September 30, 2014 compared to $8,962 in the three months ended September 30, 2013, an increase of $22,153 or 247.19%. The increase was primarily due to additional work performed on compliance with the reporting requirements.

Depreciation and amortization expenses for the nine months ended September 30, 2014 was $38,892, increased $27,767 or 249.59%, compared to $11,125 in the three months ended September 30, 2013.

Net other (income) loss was ($69,338) for the three months ended September 30, 2014, compared to $28,935 for the three months ended September 30, 2013, an increase of $98,273 or 339.63%. The net other (income) loss is comprised of interest expense, gain on loan settlement, and minority interest. The increase in the net other (income) loss is primarily due to a gain on loan settlement of $137,468  and a gain on minority interest of $20,992, offset by interest expense in the current period of $89,122, as compared to 2013. During the period ended September 30, 2013, we did not have any disposal of assets, or a minority interest position, thus net other loss consisted solely of interest expense.

The net loss of the three months ended September 30, 2014 was $119,007 compared to the net loss of $336,426 for the three months ended September 30, 2013. The Company had a loss per weighted common shares outstanding of ($0.00) for the three months ended September 30, 2014 compared to ($0.00) for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue was 912,095 for the nine months ended September 30, 2014 compared to 1,106,669 for the nine months ended September 30, 2013, a decrease of $194,574 or 17.58%.  The decrease was the result of coffee stand closures during the fourth quarter of 2013.

The changes in our operating expenses from September 30, 2014 to September 30, 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013	$Change	%Change
Direct costs	$326,841	$331,939	$(5,098)	(1.54)
General and administrative	255,286	544,524	(289,238)	(53.12)
Stock-based compensation	35,000	586,403	(551,403)	(94.03)
Compensation	465,055	465,200	(145)	(0.03)
Professional expenses	74,782	26,887	47,895	178.13
Depreciation and amortization	115,976	121,865	(5,889)	(4.83)
Total operating expenses	$1,272,940	2,076,818	(803,878)	(38.71)

Direct costs for generating sales was $326,841 for the nine months ended September 30, 2014 compared to $331,939 in the nine months ended September 30, 2013, a decrease of $5,098 or 1.54%. The decrease, in 2014, was the result of coffee stand closures during the fourth quarter of 2013.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses of $255,286 for the nine months ended September 30, 2014 compared to $544,524 for the nine months ended September 30, 2013, a decrease of $289,238 or 53.12%. The decrease was primarily due to a Department of Labor judgment in 2013.

Stock-based compensation and compensation expenses consisted of: $35,000 in stock issued for compensation in the nine months ended September 30, 2014 compared to $586,403 in the nine months ended September 30, 2013, a decrease of $551,403 or 94.03%; The decrease is the result of management employees and contract employees were paid via payroll vs stock based compensation in 2013.

Professional expenses was $74,782 for the nine months ended September 30, 2014 compared to $26,887 in the nine months ended September 30, 2013, an increase of $47,895 or 178.13%. The increase was primarily due to additional work performed on compliance with the reporting requirements.

Depreciation and amortization expenses for the nine months ended September 30, 2014 of $115,976, decreased $5,889 or 4.83%, compared to $121,865 in the nine months ended September 30, 2013.

Net other (income) loss was $(35,845) for the nine months ended September 30, 2014 compared to $86,805 for the nine months ended September 30, 2013, an increase of $122,650 or 141.29%. The net (income) loss is comprised of interest expense, gain on loan settlement, and minority interest. The increase in the net other income is primarily due to a gain from loan settlement of $137,500 and a gain in minority interest of $65,768, offset by interest expense in the current period of $167,423, as compared to 2013.  During the period ended September 30, 2013, we did not have any disposal of assets, or a minority interest position, thus net other loss in 2013 consisted solely of interest expense.

The net loss for the nine months ended September 30, 2014 was $266,629 compared to the net loss of $1,040,537 for the nine months ended September 30, 2013. The Company had a loss per weighted common shares outstanding of ($0.00) for the nine months ended September 30, 2014 compared to ($0.00) for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The Company's liquidity may be effected by general decrease in revenues during the holiday months and by the need to allocate startup costs for the Knoxville restaurant.

Baristas forecasts opening ten new franchise locations in addition to maintaining our existing locations, during the next 12 month period. We will receive a franchise fee of $25,000 for each new location ($250,000 in revenue) and anticipate expenses in supporting each new franchise location to be $17,500 ($175,000 in expenses) for an additional net profit of $75,000 before royalties and other revenues. We anticipate hiring an operations manager as franchise sales are closed.

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

Going Concern
We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2013, expresses substantial doubt about our ability to continue as a going concern. For the period ended September 30, 2013, we were successful in raising net proceeds of $195,000 and $329,352 through debt financing in order to fund the development and growth of our operations. During the period ended September 30, 2014, we were successful in raising net proceeds of $152,500 through issuance of preferred shares and $293,147 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended September 30, 2014 and 2013:

For the nine months ended September 30, 2014, we incurred a net loss of $325,000. Net cash used in operating activities was $327,888, net cash used in investing activities was $215,362 and net cash provided by financing activities was $560,647.  For the nine months ended September 30, 2013, we incurred a net loss of $1,056,954. Net cash used in operating activities was $530,230, net cash provided by investing activities was $5,878 and net cash provided by financing activities was $524,352.

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$(327,888)	$(530,230)
Net cash provided by (used in) investing activities	(215,362)	5,878
Net cash provided by financing activities	560,647	524,352
Net increase in cash	$17,397	$-

Working Capital Information - The following table presents a summary of our working capital at the end of each period:
	September 30,	December 31,
	2014	2013
Current assets	$55,759	$30,737
Current liabilities	1,369,356	1,184,339
Working capital deficit	$(1,313,597)	$(1,153,602)
Change from the previous period	13.87%

As of September 30, 2014, the Company had a working capital deficit of $1,313,597, compared to $1,153,602 at December 31, 2013, or an increase in working capital deficit of $159,995 (13.87%). As of September 30, 2014, the Company had cash and cash equivalents of $17,397 as compared to $0 on December 31, 2013. For 2014, current assets increased $25,022 (81.41%) due to increases of $17,397 in cash and $7,625 in prepaid expenses. Current liabilities increased $185,017 (15.62%), with an increase in accounts payable and accrued expenses of $47,413 (7.16%), an increase in shareholder loans of $78,189 (16.36%), and an increase in notes payable of $59,415 (133.11%).

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

These factors include the following:

·	the time and expense needed to complete the successful launch of the sports bar business;

·	the expense associated with building a network of coffee shops to market the brand;

·	the degree and speed of developing our franchises with BMOC.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2014.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended September 30, 2014, the Company issued the following shares of common stock:

·	7,231,992 shares in exchange for debt valued at $162,160.
·	1,250,000 shares in exchange for intangible assets valued at $25,000
·	2,150,000 shares in exchange for service valued at $33,000
·	11,750,000 common stocks were retired and replaced by 11,750,000 preferred stocks.

Subsequent to September 30, 2014, and through to date of this form, the Company issued the following shares of common stock and preferred stock:

·	250,000 shares of common stock to an employee valued at $5,000.
·	400,000 shares of common stock in exchange for intangible assets valued at $8,000.
·	250,000 shares of common stock to a non-affiliated people in exchange for services.
·	1,100,000 shares of preferred stock were issued for cash of $27,500.

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

BARISTAS COFFE COMPANY, INC.

Dated: November 19, 2014	/s/ Barry Henthorn
Barry Henthorn
Chief Executive Officer
Principle Executive Officer