Form 10-K
period 2014-12-31
Baristas Coffee Company, Inc.
filed 2015-04-15
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to __________________

Commission file number: 000-55254
Baristas Coffee Company, Inc.
 (Exact name of registrant as specified in its charter)
Nevada	20-3118202
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
411 Washington Ave N., Kent, WA  98032
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (800) 988-7735

 Securities registered pursuant to Section 12(b) of the Act
Title of Each Class	Name of each Exchange on which registered
Nil	N/A
Securities registered pursuant to Section 12(g) of the Act
Common stock, $0.001 par value per share
 (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $21,412,166, based on 246,116,851,shares outstanding and a closing price of $0.087. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of April 13, 2015, there were 299,683,313 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Not Applicable

PART I
ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward‑looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized.  You are advised, however, to consult any further disclosures we make in future public filings, statements and press releases.

Forward‑looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of, and demand for, product offerings; the growth of our business and operations through acquisitions or otherwise; and future economic and other conditions both generally and in our specific geographic and product markets.  These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward‑looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled "Risk Factors" in this annual report, which you should carefully read.  Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward‑looking statements. You should be prepared to accept any and all of the risks associated with purchasing any securities of our company, including the possible loss of all of your investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report on Form 10-K, the terms "we", "us" "our" and "Baristas" refer to Baristas Coffee Company, Inc., a Nevada corporation, and our majority-owned subsidiary, Barista Coffee Company of Florida, LLC., unless otherwise specified.

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions

Baristas Coffee Company, Inc. ("BCCI") is a Nevada Corporation that was originally formed on October 18, 1996. Its fiscal year end date is December 31st. Neither the issuer nor any of its predecessors has ever been in bankruptcy, receivership or any other similar proceeding. Our independent public accounting firm has issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

The Company was originally formed as InfoSpi.com in 1996, and developed software programs, hired programmers and procured funding from a venture capital group prior to merging with Innovative Communications Technologies in 2001. In 2009, InfoSpi was looking for new opportunities, as its discount long distance business was decreasing and winding down.  Pangea was accumulating coffee shops, formulating a business model and procedures for the Baristas brand.   On December 22, 2009, InfoSpi acquired greater than a 60% interest in Pangea Networks, Inc. ("Pangea"), DBA Baristas and Inc., for cash, stock, and other consideration, including numerous coffee stands in the greater Seattle area. In May of 2010, the Company changed its name to Baristas Coffee Company, Inc.    The transaction was structured as a partial stock purchase. After the acquisition, the assets and operations were transferred to InfoSpi, and it was renamed to Baristas Coffee Company.   In April 2010, Pangea became inactive.

The company is not in default on the terms of any indebtedness or financing arrangement requiring it to make payments, nor has it had a change of control.

In conjunction with the above discussed acquisition of Pangea, the acquisition of certain coffee shops and the conversion of debt to equity, the Company issued common stock shares that increased the number of shares outstanding by more than 10%.  Subsequent to year-end, the Company affected a 20:1 reverse split resulting in the number of shares outstanding at June 30, 2010, being more than 10% less than the number of shares outstanding at December 31, 2009.

BCCI had negotiated an Operating Agreement with BMOC USA Partners, LLP, providing Master Franchise Rights to BMOC in the states of NJ, PA, OH, IN, IL, MI, WI, and MN.  As part of that Operating Agreement, BCCI had agreed to purchase a restaurant in Knoxville, TN, formerly known as Pavillion 117, to be re-branded to Baristas Bar and Grill.  Terms were as follows:

1.	Total purchase Price of $1,220,000
2.	$140,000 +/- delinquent taxes to be paid by Baristas (additional taxes to be paid by Seller)
3.	$136,000 paid at closing
4.	$25,000 credit for Baristas Coffee Franchising Fee
5.	$7500/ month to be paid to a related party for 24 months ($180,000 total)
6.	$739,000 of BCCI Common Stock

The parties mutually agreed to not pursue this agreement with BMOC, and neither party has any further obligations as of the date of this filing.

Baristas Coffee Company has premiered its reality show "Baristas Grounded in Seattle." The show features the daily lives and challenges of working as a costumed Barista, and will continue to air in different time slots over the next few weeks on WE tv.  The show can also be seen as it aired at http://youtu.be/NnTP58vbc1k.

There has been no delisting of the issuer's securities by any securities exchange or deletion from the OTC Pink Sheets, nor are there any current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer's business, financial condition, or operations. There have been no current, past or pending trading suspensions by a securities regulator.  The Company's common stock currently trades on the OTC Markets under the symbol BCCI.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the "JOBS Act"). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory "say-on-pay" and "say-when-on-pay" votes on executive compensation and shareholder advisory votes on golden parachute compensation.

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
●	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;
●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a "large accelerated filer" under the Securities Exchange Act of 1934 (the "Exchange Act") (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter).

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we are choosing to "opt out" of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our Business

Baristas provides its customers the ability to drive up and order their choice of a custom-blended espresso drinks, freshly brewed coffee or other beverages through its drive-thru locations. Baristas is also expanding its core concept into shopping malls and extending its offerings to include a variety of foods such as sandwiches and salads. Baristas believes it offers a high quality option to fast-food, gas station, or institutional coffee.

Baristas believes it offers its patrons the finest hot and cold beverages, specializing in specialty coffees, blended teas and other custom drinks. In addition, Baristas offers smoothies, fresh-baked pastries and other confections. Seasonally, Baristas will add beverages such as hot apple cider, hot chocolate, frozen coffees and more. Through the year ended December 31, 2014, the Company generated $1,222,957 from the sale of their products and $75,000 form franchise fees.  Net losses for the year were $3,858,403 For the year ended December 31, 2013, the Company generated $1,415,125 from the sale of their products.  Net losses for the year were $2,040,002.

Baristas also holds, as of December 31, 2014, 21,460,000 shares of common stock (approximately 8.1%) of Reeltime Rentals, Inc. ("Reeltime"). Reeltime is a publicly traded media distribution company (ticker symbol RLTR) that leverages a technology developed at Baristas and has holdings in Business Continuity Systems, Inc. ("BUCS") a publicly traded company which currently is called Green Leaf 101.

The Company is developing and receiving revenue from other products by promoting and selling Baristas merchandise, calendars, mugs, t-shirts and hats.  The products are sold primarily through its retail drive-thru locations throughout the greater Seattle area and online.  It also sells merchandise and other novelties via its website at www.baristas.tv, and plans to sell said merchandise displaying its logo via other retail outlets. Baristas has also begun developing single serve coffee cups that can be used in a variety of retail coffee makers including Keurig.

For the next 12 months, Baristas forecasts opening ten new franchise locations, in addition to maintaining our existing locations.  We will receive a franchise fee of $25,000 for each new location ($250,000 in revenue) and anticipate expenses in supporting each new franchise location to be $17,500 ($175,000 in expenses) for an additional net profit of $75,000 before royalties and other revenues. We anticipate hiring an operations manager as franchise sales are closed.

On May 20, 2014, the Company signed an exclusive Binding Letter of Agreement with BMOC USA Partners LLC ("BMOC") for the development, construction, and management of franchises in eight states including New Jersey, Pennsylvania, Ohio, Indiana, Illinois, Michigan, Wisconsin, and Minnesota. The deal exempts the previously purchased franchise rights owned by Cuppa Joe's in Manalapan County, New Jersey.

The issuer obtains its raw material from a variety of suppliers that are very competitive and reasonably generic in offering.  We do not anticipate any disruption obtaining raw goods.  The Company is not dependent on one or a few major customers.

The Company does not have the need for any government approval of principle product or services, except for the normal licenses to operate a business.

Future governmental regulations, such as tax on coffee, restrictions on attire, varying health requirements, among others, may affect profitability of the operations of the Company in the future.

Competition

Competition in the market for coffee and coffee related products is intense and we expect it to increase. Our most significant competitors include premium coffee companies such as Starbucks, Peet's Coffee, Keurig Green Mountain (formerly Green Mountain Coffee Roasters), Dunkin' Donuts, McDonalds, Farmer's Brothers, Dutch Brothers, and other national, local and regional companies in the grocery retail and office coffee service and hospitality industry market, many of which have substantially greater financial, sales, marketing and human resources than we do. In addition, there are numerous smaller companies and that offer similar products and which compete in the coffee business.  Baristas separates itself from the competition by offering a premium product and by featuring attractive female servers in fun costumes that provide for a unique coffee experience in the industry. One risk with the business model is that zoning laws might change and our female servers might be prevented from wearing fun costumes.

We believe that our customers choose among coffee brands based on the total value proposition that includes quality, variety, convenience, personal taste preference, price, service and social/sustainable consciousness. We believe that our market share in the category is driven by the quality of our product and the overall experience created by the Company and its servers, while being competitively priced in the premium category.

The environment in the greater Seattle area is very competitive and saturated.  Markets outside of the Pacific Northwest are less saturated and do not have the same level of competition.

Product Research and Development

The Company has not spent significant money in the last two fiscal years on research and development activities.

Patents, Trademarks and Licenses

On January 11, 2012, Baristas filed for a trademark of the Baristas Brand SER. No. 85-513,645.  On Sept 25, 2012 it was granted protection of the Baristas service mark for coffee shops: Restaurant and Cafe services, in class 43 (U.S. CLS. 100 and 101).  The United States Patent and Trademark Office Service Mark Reg. No. is 4,213,149.  The Baristas Brand has been in use in commerce since July 1, 2009.

Employees

The Issuer currently has approximately 41 employees (including employees of joint ventures) of which approximately 30 are full-time employees.

Available Information

We are subject to the information and reporting requirements of the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.  PROPERTIES.

The company's corporate offices are located at 411 Washington Avenue N., Kent, Washington 98032.

Baristas leases approximately 2,000 square feet at its corporate headquarters and training facility, which allows it to store goods and services, train employees, build, maintain or convert its locations, and conduct general business activities.  In addition it leases and operates ten drive-through locations, which are approximately 300 square feet, each varying by location.  The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

A default judgment was entered against us in Texas and in the amount of $76,344. We are negotiating with the creditor to pay this judgment.  We do not believe this judgment will have a material impact on our financial statements. Other than this litigation, we know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our assets or properties, or the assets or properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter market and is quoted on the Over the Counter Bulletin Board and on the OTCQB operated by the OTC Markets Group, Inc. under the symbol "BCCI." The Company recently made a formal application to the NASDAQ Capital Markets, under the reserve symbol "BAPI".  This application has not yet been approved, and may be rejected.  Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Trades in our common stock may be subject to Rule 15g‑9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system).  The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock.  As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Hi Bid	Low Bid
December 31, 2014	$0.04	$0.024
September 30, 2014	$0.0385	$0.0245
June 30, 2014	$0.158	$0.086
March 31, 2014	$0.20	$0.02
December 31, 2013	$0.033	$0.022
September 30, 2013	$0.04	$0.0245
June 30,2013	$0.072	$0.0325
March 31, 2013	$0.1094	$0.013

On April 13, 2015, the closing price of our common stock as reported by the OTC Bulletin Board was $0.047 per share.

Holders of Common Stock

As of April 13, 2015, there were approximately 69 holders of record of our common stock. As of such date, 299,683,313 shares of our common stock were issued and outstanding.

Dividends

We have never declared or paid dividends.  We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business.  The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Common Stock

For the Year Ended December 31, 2014:

On December 9, 2014, the Company issued 561,096 shares of common stock to a creditor in settlement of debt of $8,416. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On November 17, 2014, the Company issued 1,514,865 shares of common stock to a creditor in settlement of debt of $30,297. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On November 3, 2014, the Company issued 250,000 shares of common stock to a consultant for services valued at $14,000. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On October 22, 2014, the Company issued 400,000 shares of common stock to a consultant for services valued at $21,600. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On September 24, 2014, the Company issued 500,000 shares of common stock to a consultant for services valued at $25,750. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On August 18, 2014, the Company issued 527,877 shares of common stock to a creditor in settlement of debt of $10,558. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On July 17, 2014, the Company issued 250,000 shares of common stock to a consultant for services valued at $16,500. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On July 10, 2014, the Company issued 1,052,055 shares of common stock to a creditor in settlement of debt of $21,041. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 9, 2014, the Company issued 1,050,411 shares of common stock to a creditor in settlement of debt of $226,260. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On May 13, 2014, the Company issued 954,546 shares of common stock to a creditor in settlement of debt of $26,250. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On April 25, 2014, the Company issued 2,334,603 shares of common stock to creditors in settlement of debt of $51,800. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On April 17, 2014, the Company issued 250,000 shares of common stock to a consultant for services valued at 39,000. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On March 20, 2014, the Company issued 1,312,843 shares of common stock to a creditor in settlement of debt of $26,250. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On March 20, 2014, the Company issued 150,000 shares of common stock to a consultant for services prepayment with a value of $13,725. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On April 1, 2014, the Company issued 1,312,500 shares of common stock to a creditor in settlement of debt of $26,250. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On January 2, 2014, the Company issued 500,000 shares of common stock to a consultant for services valued at $12,700. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

Series A Convertible Preferred Stock

For the Year Ended December 31, 2104:

On November 12, 2014, the Company issued 670,000 shares of Series A Preferred Stock to one of our officers and directors of the Company for cash of $13,400.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On November 12, 2014, the Company issued 1,000,000 shares of Series A Preferred Stock to one of our officers and directors of the Company for cash of $20,000.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On October 27, 2014, the Company issued 795,000 shares of Series A Preferred Stock to one of our officers and directors of the Company for cash of $15,900.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On October 10, 2014, the Company issued 1,100,000 shares of Series A Preferred Stock to one of our officers and directors of the Company for cash of $27,500.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On August 28, 2014, the Company issued 4,400,000 shares of Series A Preferred Stock to our two officers and directors of the Company for cash of $110,000.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On July 25, 2014, the Company issued 7,000,000 shares of Series A Preferred Stock to our two officers and directors of the Company in lieu of cancelling 7,000,000 shares of Common Stock.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 23, 2014, the Company issued 3,000,000 shares of Series A Preferred Stock to our two officers and directors of the Company in lieu of cancelling 3,000,000 shares of Common Stock. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On April 22, 2014, the Company issued 300,000 shares of Series A Preferred Stock to an individual for cash of $15,000. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On April 16, 2014, the Company issued 1,750,000 shares of Series A Preferred Stock to our two officers and directors of the Company in lieu of cancelling 1,750,000 shares of Common Stock.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Overview

Baristas Coffee Company, Inc., is a Nevada corporation, originally formed on October 18, 1996, doing business as Baristas.  Baristas provides its customers the ability to drive up and order their choice of a custom-blended espresso drink, freshly brewed coffee, or other beverages.  Our fiscal year end is December 31.

Restatement of Prior Year Financial Results

The Company has restated its previously reported consolidated financial statements as at and for the year end December 31, 2013 to reflect beneficial conversion feature on convertible loans issued prior to January 1, 2014.

The total cumulative impact of the restatement is to decrease retained earnings by $568,569 and increase additional paid-in capital by $568,569.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue was $1,222,957 for the year ended December 31, 2014 compared to $1,415,125 for the year ended December 31, 2013, a decrease of $192,168 or 13.58%. The decrease was primarily due to the closing of three coffee stands during the fourth quarter of 2013.  We had 13 coffee stands for the year ended December 31, 2013, whereas, we had 10 coffee stands for the period ended December 31, 2014.

On November 10, 2014, the Company entered into a franchise agreement with BMOC USA Partners LLP to open three new coffee stores. Franchise fess revenue was $75,000 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013.

The changes in our operating expenses from December 31, 2014 to December 31, 2013 are as follows:

	Years Ended December 31,
	2014	2013	$ Change	% Change
Compensation	$616,614	$627,656	$(11,042)	(1.76)
Depreciation and amortization	175,401	132,990	42,411	31.89
Direct costs	433,604	369,939	63,665	17.21
General and administrative	710,680	880,728	(170,048)	(19.31)
Professional expenses	114,253	35,849	78,404	218.71
Stock-based compensation	2,485,275	633,687	1,851,588	292.19
Total Operating Expenses	$4,535,827	$2,680,849	$1,854,978	69.19

Compensation expenses were $616,614 in the year ended December 31, 2014 compared to $627,656 for the year ended December 31, 2013, a decrease of $11,042 or 1.76%. The decrease of payroll compensation was due to the closures of coffee stands during the fourth quarter of 2013.

Depreciation and amortization expenses for the year ended December 31, 2014 of $175,401 increased $42,411 from $132,990 or 31.89% from the year ended December 31, 2013.

Direct cost was $433,604 for the year ended December 31, 2014 compared to $369,939 for the year ended December 31, 2013, an increase of $63,665 or 17.21% due to increase of commodity price of coffee supplies.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses of $710,680 for the year ended December 31, 2014 compared to $880,728 for the year ended December 31, 2013, a decrease of $170,048 or 19.31%. The decrease of general and administrative expenses was the result of coffee stand closures during the fourth quarter of 2013.

Professional expenses were $114,253 in the year ended December 31, 2014 compared to $35,849 for the year ended December 31, 2013, an increase of $78,404 or 218.71%. The increase of professional expenses was primarily used to meet regulatory filing requirements.

Stock-based compensation and compensation expenses consisted of: $2,485,275 in stock issued for compensation in the year ended December 31, 2014 compared to $633,687 in the year ended December 31, 2013, an increase of $1,851,588 or 292.19%; The increase was primarily due to 60,000,000 shares granted in 2014 by the Company to two of its directors for their service.

The changes in our other loss from December 31, 2014 to December 31, 2013 are as follows:
	Years Ended
	December 31,
	2014	2013	$ Change	% Change
Beneficial conversion fee	$411,030	$568,569	$(157,539)	(27.71)
Interest expense	33,015	115,740	(82,725)	(71.47)
Fair value adjustment on loan receivable	(137,500)	-	(137,500)	100.00
Loss on disposal	-	89,969	(89,969)	(100.00)
Loss on loan settlement	313,988	-	313,988	100.00
Total Other (Income) Expenses	$620,533	$774,278	$(153,745)	(19.86)

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2014 and December 31, 2013 were $564,115 and $477,847, respectively. The Company plans to pay the loans back as cash flows become available. During the year ended December 31, 2014 and 2013, the Company recognized $201,758 and $430,652 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2014 and 2013 were $286,432 and $44,635, respectively. During the years ended December 31, 2014 and 2013, the Company recognized $209,272 and $137,917 beneficial conversion fee on convertible loans from un-related parties, respectively

The Company has a receivable from a related party for services in prior years.  On June 18, 2014, the Company reached a settlement agreement with the related party to pay $300,000, including reimbursement of prior years' expenses of $162,500. During the year ended December 31, 2014, the Company recorded a gain on fair value adjustment of $137,500.

During the year ended December 31, 2014, 9,307,953 shares in exchange for debt and accrued interest valued at $200,856, result a $313,988 loss on settlement. During the year ended December 31, 2013, 2,900,000 shares in exchange for debt valued at $161,000, result a $0 loss on settlement.

Liquidity and Capital Resources

The Company's liquidity may be affected by general decrease in revenues during the holiday months and by the need to allocate startup costs for potential expansion.

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

 We believe that we do not have enough cash on hand and from operations to operate for the next 12 months.  We will require additional financing if we are to complete our expansion plan for the next 12 months.  While we are optimistic that we can generate the revenue from new franchise fees and refinancing of our existing properties, we do not have any current financing available to us.  If we are unable to generate additional fees through franchising, in order to execute our plan of expansion, we would be required to raise funds through a sale of equities, the issuance of debt or a combination thereof.  We have no assurances that we would be successful in raising the requite financing.

Going Concern
We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2014, expresses substantial doubt about our ability to continue as a going concern. During the period ended December 31, 2014, we were successful in raising net proceeds of $201,800 through issuance of preferred shares and $550,744 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(566,013)	$(310,541)
Net cash used in investing activities	(248,047)	(83,595)
Net cash provided by financing activities	835,531	394,136
Net increase in cash	$21,471	$-

For the year ended December 31, 2014, we incurred a net loss of $3,761,016. Net cash used in operating activities was $566,013 net cash used in investing activities was $248,047 and net cash provided by financing activities was $835,531.  For the year ended December 31, 2013, we incurred a net loss of $2,040,002. Net cash used in operating activities was $310,541, net cash used in investing activities was $83,595 and net cash provided by financing was $394,136.

Working Capital Information
The following table presents a summary of our working capital at the end of each period:

	Years Ended December 31,
	2014	2013	$ Change	% Change
Cash	$21,471	$-	$21,471	100.00
Current assets	138,112	30,737	107,375	349.33
Current liabilities	3,745,630	1,184,339	2,561,291	216.26
Working deficit	$(3,607,518)	$(1,153,602)	$(2,453,916)	212.72

	Years Ended December 31,
	2014	2013	$ Change	% Change
Accounts payable and accrued liabilities	$2,895,083	$661,857	$2,233,226	337.42
Shareholder loans	564,115	477,847	86,268	18.05
Notes payable	286,432	44,635	241,797	541.72
Current Liabilities	$3,745,630	$1,184,339	$2,561,291	216.26

As of December 31, 2014, the Company had a working capital deficit of $3,607,518, compared to $1,153,602 at December 31, 2013, or an increase in working capital deficit of $2,453,916 (212.72%). As of December 31, 2014, the Company had cash and cash equivalents of $21,471 as compared to $0 on December 31, 2013. For 2014, current assets increased $107,375 (349.33%) primarily due to an increase of $75,000 in franchise fee receivable and $12,360 in prepaid expenses. Current liabilities increased $2,561,291 (216.26%), with an increase in accounts payable and accrued expenses of $2,233,226 (337.42%), an increase in shareholder loans of $86,268 (18.05%), and an increase in notes payable of $241,797 (541.72%).

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

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Barista Coffee Company, Inc.

We have audited the accompanying balance sheet of Barista Coffee Company, Inc. as of December 31, 2014 and 2013, and the related statement of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barista Coffee Company, Inc. as December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
April 15, 2015

BARISTAS COFFEE COMPANY INC.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
		(Restated)

ASSETS
Current Assets
Cash	$21,471	$-
Franchise Fees Receivable	75,000	-
Inventory	29,281	30,737
Prepaid expenses	12,360	-
Total Current Assets	138,112	30,737
Loans to shareholders	300,000	162,500
Investment in marketable securities	82,084	41,954
Property & equipment, net	267,068	149,922
Intangible assets, net	2,959,193	3,003,693
Other assets	9,750	7,660
TOTAL ASSETS	3,756,207	3,396,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,895,083	$661,857
Shareholder loans	564,115	477,847
Notes payable	286,432	44,635
Total Current Liabilities	3,745,630	1,184,339

TOTAL LIABILITIES	3,745,630	1,184,339

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 30,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized,
27,328,358 and 7,313,358 shares issued and outstanding, respectively	27,328	7,313
Common Stock, $0.001 par value, 300,000,000 shares authorized;
297,091,258 and 295,233,305 shares issued and outstanding, respectively	297,091	295,233
Additional paid-in capital	9,545,477	8,065,627
Accumulated deficit	(7,952,506)	(4,191,490)
Accumulated other comprehensive loss	(1,924,426)	(1,964,556)
Total Baristas Coffee Company Inc. stockholders' equity (deficit)	(7,036)	2,212,127
Noncontrolling interest	17,613	-
Total equity	10,577	2,212,127
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,756,207	$3,396,466

The accompanying notes are an integral part of these consolidated financial statements.

BARISTAS COFFEE COMPANY INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2014	2013
		(Restated)

Revenues	$1,222,957	$1,415,125
Franchise Fees	75,000
TOTAL REVENUES	1,297,957	1,415,125

OPERATING EXPENSES
Direct costs	433,604	369,939
Compensation	616,614	627,656
Depreciation and amortization	175,401	132,990
General and administrative	710,680	880,728
Professional expenses	114,253	35,849
Stock-based compensation	2,485,275	633,687
Total Operating Expenses	4,535,827	2,680,849
OPERATING LOSS	(3,237,870)	(1,265,724)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	411,030	568,569
Interest expense	33,015	115,740
Fair value adjustment on loan receivable	(137,500)	-
Expense recovery	-	-
Loss on disposal	-	89,969
Loss on loan settlement	313,988	-
Other income	-	-
Total Other (Income) Expenses	620,533	774,278
LOSS BEFORE INCOME TAXES	(3,858,403)	(2,040,002)

Provision for income taxes	-	-

NET LOSS	(3,858,403)	(2,040,002)
Net loss attributable to the noncontrolling interest	97,387	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(3,761,016)	(2,040,002)

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	40,130	21,889
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	$(3,720,886)	$(2,018,113)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	296,639,162	279,198,414

The accompanying notes are an integral part of these consolidated financial statements.

BARISTAS COFFEE COMPANY INC.
Consolidated Statements of Stockholders' Equity

	Baristas Coffee Company, Inc. Shareholders
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Loss	Interest	Equity

Balance December 31, 2012	1,400,000	$1,400	244,468,641	$244,469	$6,444,388	$(2,151,488)	(1,986,445)	$-	$2,552,324
								-
Stock issued for cash	-	-	19,500,000	19,500	175,500	-	-	-	195,000
Stock issued for debt	5,913,358	5,913	2,900,000	2,900	240,887	-	-	-	249,700
Stock issued for assets	-	-	3,096,000	3,096	27,864	-	-	-	30,960
Stock issued for services	-	-	25,268,664	25,269	608,418	-	-	-	633,687
Beneficial conversion fees on convertible loans	-	-	-	-	568,569	-	-	-	568,569
Net loss	-	-	-	-	-	(2,040,002)	-	-	(2,040,002)
Other comprehensive income	-	-	-	-	-	-	21,889	-	21,889
Balance December 31, 2013 (Restated)	7,313,358	7,313	295,233,305	295,233	8,065,627	(4,191,490)	(1,964,556)	-	2,212,127

Contribution by noncontrolling interest	-	-	-	-	-	-	-	115,000	115,000
Stock issued for cash	8,265,000	8,265	-	-	193,535	-	-	-	201,800
Stock issued for debt	-	-	9,307,953	9,308	792,823	-	-	-	802,131
Stock issued for services	-	-	4,300,000	4,300	278,675	-	-	-	282,975
Common stock converted to preferred stock	11,750,000	11,750	(11,750,000)	(11,750)	-	-	-	-	-
Beneficial conversion fees on convertible loans	-	-	-	-	214,817	-	-	-	214,817
Net loss	-	-	-	-	-	(3,761,016)	-	(97,387)	(3,858,403)
Other comprehensive income	-	-	-	-	-	-	40,130	-	40,130
Balance - December 31, 2014	27,328,358	$27,328	297,091,258	$297,091	$9,545,477	$(7,952,506)	$(1,924,426)	$17,613	$10,577

The accompanying notes are an integral part of these consolidated financial statements.

BARISTAS COFFEE COMPANY INC.
Consolidated Statement of Cash Flows

	Years Ended December 31,
	2014	2013
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,761,016)	$(2,040,002)
Adjustment to reconcile net income to net cash provided by operations:
Beneficial Conversion Fee	411,030	568,569
Depreciation and amortization	175,401	132,990
Fair value adjustment on shareholder loan	(137,500)	-
Loss on loan settlement	313,988	-
Loss on sale of property	-	89,969
Minority interest in net loss of consolidated entities	(97,387)	-
Stock-based and non-cash compensation	2,621,249	633,687
Changes in operating assets and liabilities:
Accounts receivable	(75,000)	(3,074)
Inventory	1,456	(2,000)
Prepaid	1,365	-
Other assets	(2,090)	304,377
Accounts payable and accrued liabilities	(17,509)	-
Gift card payable	-	4,943
Net cash used in operating activities	(566,013)	(310,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(248,047)	(83,595)
Net cash used in investing activities	(248,047)	(83,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	201,800	-
Proceeds from issuance of common stock	-	195,000
Proceeds from issuance of notes payable	348,987	41,389
Repayment on notes payable	(9,385)	(24,541)
Proceeds from issuance of shareholder loans	201,758	182,288
Repayment on shareholder loans	(22,629)	-
Proceeds from minority interest	115,000	-
Net cash provided by financing activities	835,531	394,136

Net increase in cash and cash equivalents	21,471	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$21,471	$-

Supplemental Cash Flow:
Cash paid for interest	$321	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stocks issued for interest	$9,869	$-
Notes payable settled by stocks	$193,631	$-
Shareholder loans settled by stocks	$608,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Baristas Coffee Company, Inc. ("Baristas" "The Company") is a Nevada C Corporation that was originally formed as InfoSpi.com on October 18, 1996. On December 22, 2009, it acquired greater than a 60% interest in Pangea Networks, Inc. ("Pangea")/ DBA Baristas and Inc., and it acquired for cash, stock, and other consideration, numerous coffee stands in the greater Seattle area through the acquisition of Pangea; In May of 2010, the Company changed its name to Baristas Coffee Company, Inc. The Company's fiscal year end is December 31.

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

Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation
The consolidated financial statements reflect the financial position and operating results of Baristas and includes our 51% investee, Barista Coffee Company of Florida, LLC, as of January 1, 2014. Intercompany transactions and balances have been eliminated.

Restatement of Prior Year Financial Results
The Company has restated its previously reported consolidated financial statements as at and for the year end December 31, 2013 to reflect beneficial conversion feature on convertible loans issued prior to January 1, 2014.

The total cumulative impact of the restatement is to decrease retained earnings by $568,569 and increase additional paid-in capital by $568,569.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include, but are not limited to, estimates for asset and goodwill impairments, stock-based compensation forfeiture rates, future asset retirement obligations, and inventory reserves; assumptions underlying self-insurance reserves and income from unredeemed stored value cards; and the potential outcome of future tax consequences of events that have been recognized in the financial statements. Actual results and outcomes may differ from these estimates and assumptions.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and December 31, 2013, the Company had $21,471 and $nil, respectively.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were gains of $40,130 and $21,889 as of December 31, 2014 and 2013, respectively.

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

	As at December 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$82,084	$82,084	-	-	$82,084

Total	$82,084	$82,084	-	-	$82,084

	As at December 31, 2013 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$41,954	$41,954	-	-	$41,954

Total	$41,954	$41,954	-	-	$41,954

Accounts Receivable
The Company's accounts receivable consists of trade receivables from franchisee. The Company evaluates the collectability of its franchise fees receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at December 31, 2014 and December 31, 2013 the Company determined that no reserve was required.

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

Goodwill
We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no goodwill impairment charges recorded during the years ended December 31, 2014 and 2013.

Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended December 31, 2014 and 2013.

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

Revenue Recognition
The Company's revenues consist of sales by Company-operated coffee stores and fees from franchised coffee stores operated by conventional franchisees.

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

Revenues from conventional franchised restaurants include initial fees and royalties based on a percent of sales. Initial fees are recognized upon opening of a restaurant or granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement.   Royalties are recognized in the period earned.

During the periods ended December 31, 2014 and 2013, the Company recognized initial franchise fees of $75,000 and $0, respectively.

Marketing & Advertising
Advertising costs are expensed as incurred.  Advertising costs totaled $208,927 and $656 for the periods ended December 31, 2014 and 2013.

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

Stock-based expenses to employees and consultants for general and administration services totaled $2,485,275 and $633,687, for the periods ended December 31, 2014 and 2013. Stock-based expenses to consultants for advertising and promotion totaled $135,974 and $0, for the years ended December 31, 2014 and 2013, respectively.

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

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended December 31, 2014 and 2013, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As at December 30, 2014, convertible shareholder loans of $564,115, convertible notes payable of $286,432 and 27,328,358 shares of preferred stock were considered to be anti-dilutive.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued guidance codified in Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers," which amends the guidance in ASC 605, "Revenue Recognition," and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

Accounting standards that have been issued by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company's financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2014, the Company has a loss from operations of $3,237,870 and an accumulated deficit of $7,952,506 The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

NOTE 3 – INVENTORY

Inventories were comprised of:

	December 31, 2014	December 31, 2013
Coffee and merchandise held for sale	$29,281	$30,737

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of December 31, 2014 and December 31, 2013.  The fair value for Reeltime Rentals, Inc. ("RLTR") is based on closing market price, less a marketability discount of 15%.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

December 31, 2014

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,924,426	$82,084
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,924,426	$82,084

December 31, 2013

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,964,556	$41,954
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,964,556	$41,954

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2014	December 31, 2013
Buildings and leaseholds	$402,963	$252,963
Machinery and equipment	215,000	140,000
Computer equipment	17,382	6,400
Furniture and fixtures	19,065	7,000
Property, plant and equipment, gross	654,410	406,363
Less accumulated depreciation	(387,342)	(256,441)
Property, plant and equipment, net	$267,068	$149,922

The Company recorded depreciation for the periods ended December 31, 2014 and 2013 of $130,901 and $88,490, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	December 31, 2014	December 31, 2013
Goodwill	$2,770,651	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(153,958)	(109,458)
Definite-lived intangibles, net	188,542	233,042
Total intangible assets and goodwill	$2,959,193	$3,003,693

The Company recorded amortization for the periods ended December 31, 2014 and 2013 of $ 44,500 and $44,500, respectively.

Goodwill
The intangible assets were purchased along with the hard assets, from the Pangea purchase in December 2009, for $3.5 million in our common stock.  After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill.  The Company does not amortize goodwill.  Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  As at December 31, 2014 and December 31, 2013, the Company determined that no such impairment existed.

 As at December 31, 2014 and December 31, 2013, the Company determined that no such impairment existed based on the following financial and non-financial considerations:
·            As at December 31, 2014 the company's market capitalization was approximately $11,000,000 and has historically exceeded goodwill.
·            Management has been actively building brand awareness through obtaining a brand patent, establishing multiple locations, periphery product branding, and development of a pilot TV episode.
·            The Company has signed a franchising agreement that is currently adding additional locations.
·            The Company is expanding into additional product lines and actively developing additional sources of revenues.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company's accounts payable and accrued liabilities consist of the followings:

	December 31,	December 31,
	2014	2013
Accounts payable	$73,456	$12,877
Accrued liabilities	2,453,646	277,916
Prepaid gift card	20,324	16,057
Taxes payable	347,657	355,007
	$2,895,083	$661,857

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended December 31, 2014, the Company granted 60,000,000 shares to two  officers of the Company (30,000,000 shares each) for their services with a value of $2,304,000. These shares were not yet issued as at December 31, 2014 and the amounts due to these officers were recorded as accrued liabilities. No stock-based service fees were accrued, for these officers, during the year ended December 31, 2013.

Loan Receivable

The Company has a receivable from a related party for services in prior years.  On June 18, 2014, the Company reached a settlement agreement with the related party to pay $300,000, including reimbursement of prior years' expenses of $162,500. During the year ended December 31, 2014, the Company recorded a gain on fair value adjustment of $137,500. The Company will evaluate the collectability of the loan quarterly.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2014 and December 31, 2013 were $564,115 and $477,847, respectively. The Company plans to pay the loans back as cash flows become available. During the year ended December 31, 2014 and 2013, the Company recognized $201,758 and $430,652 beneficial conversion fee on convertible shareholder loans respectively.

NOTE 9 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2014 and December 31, 2013 were $286,432 and $44,635, respectively. During the year ended December 31, 2014 and 2013, the Company recognized $209,272 and $137,917 beneficial conversion fee on convertible loans from un-related parties respectively.

NOTE 10 – STOCKHOLDER'S EQUITY

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

During the year ended December 31, 2013, the Company issued 5,913,258 shares of Series A preferred stock in exchange for debit valued at $88,700

On December 13, 2011, the Board of Directors amended their certificates of designation to authorize 15,000,000 of the 30,000,000 shares of preferred stock to be designated Series A Convertible Preferred Stock. During the year ended December 31, 2014 the Company has designated the entire 30,000,000 shares of preferred stock to be Series A Convertible Preferred Stock. The shares are convertible into shares of Common Stock based on a conversion value as adjusted from time to time.  Each holder of outstanding shares is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares are convertible.

During the year ended December 31, 2014, the Company issued the following shares of Series A Convertible Preferred Stock:

●	300,000 shares to a non-affiliated investor for cash of $15,000.
●	7,965,000 shares to officers and directors for cash of $186,800.
●	11,750,000 shares to officers and director to replace 11,750,000 shares of common stock, which were cancelled.

There were 27,328,358 and 7,313,358 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2014 and December 31, 2013, respectively.

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

During the year ended December 31, 2014, the Company issued the following shares of common stock:

·	2,650,000 shares in exchange for services and prepaid valued at $147,000.
·	1,650,000 shares in exchange for advertising and promotion valued at $135,975.
·	9,307,953 shares in exchange for debt and accrued interest valued at $200,856.
·	11,750,000 shares of common stock were retired and replaced by 11,750,000 shares of Series A convertible preferred stock.

During the year ended December 31, 2013, the Company issued the following shares of common stock:

·	19,500,000 shares in exchange for $195,000 in cash.
·	2,900,000 shares in exchange for debt valued at $161,000.
·	3,096,000 shares in exchange for assets valued at $30,960.
·	25,268,664 shares in exchange for services valued at $633,687.

There were 297,091,258 and 295,233,305 common shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the year ended December 31, 2014, the minority interest contributed $115,000 in equipment and expenses and recognized $97,387 in losses from the operations.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	December 31, 2014	December 31, 2013 (Restated)
Accumulated other comprehensive loss, opening balance	$(1,964,556)	$(1,986,445)
Net unrealized gains on available-for-sale securities	40,130	21,889
Accumulated other comprehensive loss, ending	$(1,924,426)	$(1,964,556)

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at December 31, 2014 and December 31, 2013, the Company had $564,115 and $477,847 in convertible shareholder loans, respectively, $286,432 and $44,635 convertible notes payable, respectively, and 27,328,358 and 7,313,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended December 31, 2014 and 2013:

	Years Ended
	December 31,
	2014	2013
		(Restated)
Net loss	$(3,720,886)	$(2,018,113)
Weighted average common shares outstanding, basic and diluted	296,639,162	279,198,414
Net loss per share, basic and diluted	$(0.01)	$(0.01)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	December 31, 2014	December 31, 2013
Total rentals	$148,502	$205,750

Minimum future rental payments under non-cancelable operating leases as of December 31,, 2014:

Fiscal Year Ending
2015	$129,582
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$374,338

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – INCOME TAXES

The Company provides for income taxes under ASC 740, "Accounting for Income Taxes". ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	December 31,
	2014	2013
		(Restated)
Income tax rate	34%	34%
Income tax benefit	$(1,318,757)	$(693,601)
Less change in valuation allowance	1,318,757	693,601
Income tax expense per books	$-	$-

The deferred income tax assets consist of the following at:

	Years Ended
	December 31,
	2014	2013
		(Restated)
Deferred tax assets:
Net operating losses	$2,002,758	$1,222,313
Deferred stock based compensation	1,280,500	389,300
Deferred tax assets	3,283,258	2,004,513
Less valuation allowance	(3,283,258)	(2,004,513
Net deferred tax attributes	$-	$-

As of December 31, 2014, the Company has approximately $7,952,506 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2016 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carry forward could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

The Company files income tax returns in the United States federal jurisdiction. As of December 31, 2013, the tax returns for the Company for the years ending 2010 through 2013 remain open to examination by the Internal Revenue Service. The Company is not currently under examination for any period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company issued the following common stock:

·	1,592,055 common shares to a non-affiliated company for loan and accrued interest of $15,921.
·	1,000,000 common shares to two contractors for accrued liabilities of $48,000.

Subsequent to December 31, 2014, the Company issued $42,000 convertible notes to related parties. Those notes can be converted at fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum.

Subsequent to December 31, 2014, the Company issued $53,000 convertible notes to a non-affiliated company. Those notes can be converted at fixed dollar amount and accrue interest at an average rate of 8% per annum.

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2014 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Date First Elected or Appointment	Positions Held with Our Company
Barry Henthorn	48	July 10, 2000	CEO, CFO, Principal Accounting Officer, Secretary, Director
Troy Scott Steciw	50	May 5, 2010	President, Treasurer, Director

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Barry Henthorn
Mr. Henthorn, CEO, CFO, and Director, has held these positions with Baristas since 2009.  Mr. Henthorn has a long history in founding start-up companies, as well as providing business guidance and funding. An inventor and pioneer in the development and marketing of telecommunications technologies, Mr. Henthorn has been advising US corporations in a variety of industries since the early 1990's. While CEO of Emerald City Cellular, he developed the free cellular phone. While CEO of Innovative Communications Technologies, he was the architect of the VOPT voice protocol, which pioneered the elimination of charges for long distance calling, While CEO of ReelTime he developed the ability to stream DVD quality video over the internet.. Mr. Henthorn has been featured for his contributions in publications such as The New York Times, Washington CEO, The Seattle Times, The Wall Street Journal, Variety, and others. Mr. Henthorn previous experience with public companies and his background in managing business and providing business consultation advice makes him suitable to be a director.

Troy Scott Steciw
President and Director with Baristas Coffee Company, since 2009 Mr. Steciw duties include refining Baristas' operational processes, increasing revenues and generating profits. Mr. Steciw has been involved in virtually every aspect of the construction industry for nearly 20 years. Mr. Steciw has held positions ranging from a laborer to a designer of high rise buildings, and was a developer of over 40 townhomes.  Mr. Steciw has a Bachelor of Science Degree in Business Management from Boston University.  The Company believes Mr. Steciw's experience managing large projects and involvement in substantial business transaction make him suitable to be a director.

Family Relationships

There are no family relationships between any director or executive officer of our company.

Significant Employees

We do not currently have any significant employees other than our executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)
any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)
being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)
being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)
being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)
being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2014, our officers and directors, Barry Henthorn and T. Scott Steciw, have not yet filed a Form 3 reporting their beneficial ownership of the Company's common stock, nor a Schedule 13d.

Code of Ethics

We do not currently have a Code of Ethics because we only have two officers, who are also our only two directors. We believe a code of ethics would have limited utility at this stage. We intend to adopt such code of ethics that would cover our business as soon as possible.

Committees of Board of Directors

The Company does not have a formal Audit Committee, Nominating Committee or Compensation Committee.  As the Company's business expands, however, it will reassess this process.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

 The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2014,

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Barry Henthorn, CEO, Principal Accounting officer, Secretary (1)	2014 2013	0 0	0 0	1,152,000 0	0 0	0 0	0 0	0 0	1,152,000 0

T. Scott Steciw, President, Treasurer (1)	2014 2013	0 0	0 0	1,152,000 0	0 0	0 0	0 0	0 0	1,152,000 0

(1)  On March 1, 2015, Messrs. Henthorn and Steciw signed an employment agreement which provides for compensation of 5,000,000 shares of common stock each per year for the years 2009 through 2015 (totaling 30,000 shares each), and 5,000,000 shares each per year for the years 2016 through 2020 (totaling 30,000,000 shares each).  The shares have not been issued, and will not be issued until there is sufficient authorized shares to do so.

Other than disclosed above, no other board members received compensation in any form for their services as board members.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board of Directors.

On March 1, 2015, Messrs. Henthorn and Steciw signed an employment agreement which provides for compensation of 5,000,000 shares of common stock each per year for the years 2009 through 2015 (totaling 30,000 shares each), and 5,000,000 shares each per year for the years 2016 through 2020 (totaling 30,000,000 shares each).  The shares have not been issued, and will not be issued until there is sufficient authorized shares to do so.

No fees were paid to Messrs. Henthorn and Steciw during the year ended 2014

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2014.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors' or executive officers' responsibilities following a change in control.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors. We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2015, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Title of Class	Name and address of beneficial owner	Nature of Beneficial Ownership	Amount of beneficial ownership(1, 2, 3)	Percent of class
Common Stock	Barry Henthorn 411 Washington Ave., Kent, WA 98032	Direct	38,922,217	10.40%
Common Stock	T. Scot Steciw 411 Washington Ave., Kent, WA 98032	Direct	30,368,561	8.11%
	All directors and executive officers as a group (2 persons)		69,290,788	18.51%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 31, 2015: (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 31, 2015 (299,683,313), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock, convertible debt, and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. There are currently insufficient shares of common stock authorized to allow conversion of all preferred shares, which violates the terms of the Certificate of Designation.

(2)
Includes 25,628,358 shares of the Company's Preferred A Stock. Each Preferred A share may be converted into one (1) share of the Company's common stock without additional consideration.  As of March 31, 2015, Barry Henthorn owned 12,762,358 shares of preferred stock and T. Scott Steciw owned 12,866,000 shares of preferred stock.

(3)
Includes $116,398 in convertible notes ("the Notes") that are convertible into shares of common stock at a conversion price of approximately $0.02 per share.  As of March 31, 2015, Barry Henthorn has convertible notes totaling $50,000 and T. Scott Steciw $66,398, which convert to approximately 2,500,000 and 3,319,875, shares of common stock, respectively.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Shareholder loans

The Company has issued a number of notes with various maturities dates to shareholders, for advances.   These notes are convertible at the previous day's closing market price and accrue interest at 8% per annum.  The outstanding balances at December 31, 2014 and 2013 were $564,115 and $477,847, respectively. The Company plans to pay the loans back as cash flows become available.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and 2013, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees (1)	$18,500	$18,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$18,500	$18,500

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)     All other fees consist of fees billed for all other services.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

The following documents are filed as exhibits hereto:

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation filed October 18, 1996	Exhibit 3.1 to Form 10 filed on July 22, 2014
3.2	Certificate of Amendment filed March19, 1999	Exhibit 3.2 to Form 10 filed on July 22, 2014
3.3	Certificate of Amendment filed November 30, 1999	Exhibit 3.3 to Form 10 filed on July 22, 2014
3.4	Certificate of Amendment filed March 16, 2000	Exhibit 3.4 to Form 10 filed on July 22, 2014
3.5	Certificate of Amendment filed July 12, 2000	Exhibit 3.5 to Form 10 filed on July 22, 2014
3.6	Articles and Plan of Merger filed January 12, 2001	Exhibit 3.6 to Form 10 filed on July 22, 2014
3.7	Amended and Restated Articles filed February 8, 2010	Exhibit 3.7 to Form 10 filed on July 22, 2014
3.8	Certificate of Amendment filed May 12, 2010	Exhibit 3.8 to Form 10 filed on July 22, 2014
3.9	Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock, filed December 13, 2011	Exhibit 3.9 to Form 10 filed on July 22, 2014
3.10	By-Laws	Exhibit 3.10 to Form 10 filed on July 22, 2014
10.1	Binding Letter of Agreement by and between Baristas Coffee Company, Inc. and BMOC USA Partners LLP	Exhibit 10.1 to Form 10 filed on July 22, 2014
10.2	Shareholder Loan Agreement Example	Exhibit 10.2 to Form 10-12G/A filed on November 13, 2014
21.1	Subsidiary Baristas Coffee Company of Florida, LLC (Florida)
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document†
101.sch	XBRL Taxonomy Schema Document†
101.cal	XBRL Taxonomy Calculation Linkbase Document†
101.def	XBRL Taxonomy Definition Linkbase Document†
101.lab	XBRL Taxonomy Label Linkbase Document†
101.pre	XBRL Taxonomy Presentation Linkbase Document†

*     Filed Herewith
†    In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baristas Coffee Company Inc. a Nevada corporation

April 15, 2015	By:	/s/ Barry Henthorn
	Its:	Barry Henthorn
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Henthorn	April 15, 2015
Barry Henthorn
Its:	Chief Executive Officer, Chief Financial Officer, Director
(Principal Executive and Financial Officer)

By:	/s/ Troy Scott Steciw	April 15, 2015
Tory Scott Steciw
Its:	President, Treasurer, Director