Form 10-Q
period 2015-03-31
Baristas Coffee Company, Inc.
filed 2015-05-20
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 9, 2015 there were 296,322,090 shares of the issuer's common stock, par value $0.001, outstanding.

BARISTAS COFFEE COMPANY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Baristas Coffee Company Inc.
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$43,508	$21,471
Franchise fee receivables	75,000	75,000
Inventory	29,281	29,281
Prepaid expenses	11,178	12,360
Total Current Assets	158,967	138,112
Loans to shareholders	300,000	300,000
Investment in marketable securities	85,840	82,084
Property & equipment, net	238,437	267,068
Intangible assets, net	2,948,068	2,959,193
Other assets	9,750	9,750
TOTAL ASSETS	3,741,062	3,756,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,007,875	$2,895,083
Shareholder loans	615,115	564,115
Notes payable	330,432	286,432
Total Current Liabilities	3,953,422	3,745,630
TOTAL LIABILITIES	3,953,422	3,745,630

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 30,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized,
27,328,358 and 27,328,358 shares issued and outstanding, respectively	27,328	27,328
Common Stock, $0.001 par value, 300,000,000 shares authorized;
299,683,313 and 297,091,258 shares issued and outstanding, respectively	299,683	297,091
Additional paid-in capital	9,744,875	9,545,477
Accumulated deficit	(9,985,749)	(7,952,506)
Accumulated other comprehensive loss	(300,440)	(1,924,426)
Total Baristas Coffee Company Inc. stockholders' equity (deficit)	(214,303)	(7,036)
Noncontrolling interest	1,943	17,613
Total equity	(212,360)	10,577
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,741,062	$3,756,207

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$331,984	$318,738

OPERATING EXPENSES
Direct costs	119,269	99,617
Compensation	147,591	129,259
Depreciation and amortization	44,110	40,471
General and administrative	114,116	42,797
Professional expenses	45,018	11,809
Stock-based compensation	119,350	10,000
Total Operating Expenses	589,454	333,953
OPERATING LOSS	(257,470)	(15,215)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	121,500	-
Interest expense	23,543	85,703
Impairment loss on marketable securities	1,620,230	-
Gain on disposal	-	(32)
Loss on loan settlement	26,170	-
Total Other Expenses	1,791,443	85,671
LOSS BEFORE INCOME TAXES	(2,048,913)	(100,886)

Provision for income taxes	-	-

NET LOSS	(2,048,913)	(100,886)
Net loss attributable to the noncontrolling interest	15,670	23,808
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(2,033,243)	(77,078)

OTHER COMPREHENSIVE INCOME
Impairment of marketable securities	1,620,230	-
Unrealized gain on marketable securities	3,756	195,179
Other comprehensive income attributable to the noncontrolling interest	-	-
NET COMPREHENSIVE INCOME ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	1,623,986	195,179

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	$(409,257)	118,101

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	298,685,235	295,859,679

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,033,243)	$(77,078)
Adjustment to reconcile net income to net cash provided by operations:
Beneficial Conversion Fee	121,500	-
Depreciation and amortization	44,110	40,471
Impairment loss on marketable securities	1,620,230	-
Loss on loan settlement	26,170	-
Minority interest in net loss of consolidated entities	(15,670)	(23,808)
Stock-based and non-cash compensation	119,350	10,000
Changes in operating assets and liabilities:
Accounts receivable	-	(2,141)
Prepaid	1,182	-
Accounts payable and accrued liabilities	32,762	129,394
Gift card payable	-	2,317
Net cash used in operating activities	(83,609)	79,155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,354)	(158,953)
Purchase of intangible assets	-	(7,477)
Net cash used in investing activities	(4,354)	(166,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	60,500	-
Repayment on notes payable	(1,500)	(4,000)
Proceeds from issuance of shareholder loans	51,000	-
Repayment on shareholder loans	-	(20,067)
Proceeds from minority interest	-	115,000
Net cash provided by financing activities	110,000	90,933

Net increase in cash and cash equivalents	22,037	3,658
Cash and cash equivalents - beginning of period	21,471	-
Cash and cash equivalents - end of period	$43,508	$3,658

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stocks issued for interest	$921	$-
Notes payable settled by stocks	$15,000	$-

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2015
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

Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended December 31, 2014.

Principles of Consolidation
The consolidated financial statements reflect the financial position and operating results of Baristas and include our 51% investee, Barista Coffee Company of Florida, LLC, as of January 1, 2014. Intercompany transactions and balances have been eliminated.

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

Financial Instruments

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At March 31, 2015 and December 31, 2014, the Company had $43,508 and $21,471 cash, respectively.

Accounts Receivable
The Company's accounts receivable consists of trade receivables from franchisee and other trade receivables.

Franchisee Receivable
Franchise fee revenue from an individual franchise sale is recognized, with an appropriate provision for estimated uncollectible amounts, when all material services or conditions relating to the sale have been substantially performed or satisfied by the Company. Continuing franchise fees are reported as revenue as the fees are earned and become receivable from the franchisee.

Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivables on an on-going basis and writes off the amount when it is considered to be uncollectible. At March 31, 2015 and December 31, 2014, the Company does not have an allowance for doubtful accounts.

Marketable Securities
The Company's marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date.  The Company classifies its marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  The Company's marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder's equity except impairment.

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were an impairment loss of $1,620,230 and an unrealized gain of $3,756 and an unrealized gain of $195,179 for the three months ended March 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments
The carrying amount of the Company's cash, accounts receivables, accounts payables and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

	As at March 31, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$85,840	$85,840	-	-	$85,840
Total	$85,840	$85,840	-	-	$85,840

	As at December 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$82,084	$82,084	-	-	$82,084
Total	$82,084	$82,084	-	-	$82,084

Impairment
The Company assesses at the end of each reporting period whether there is objective evidence that financial assets are impaired. A financial asset is impaired and impairment losses are incurred if, and only if, there is objective evidence of impairment as a result of one or more events that occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows of the financial asset that can be reliably estimated. The Company recognized $1,620,230 and $0 impairment loss on marketable securities during the periods ended March 31, 2015 and 2014, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at March 31, 2015 and December 31, 2014 the Company determined that no reserve was required.

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

Goodwill
We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no goodwill impairment charges recorded during the periods ended March 31, 2015 and 2014.

Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended March 31, 2015 and 2014.

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

During the period ended March 31, 2015 and 2014, the Company did not recognize any initial franchise fees.

Marketing & Advertising
Advertising costs are expensed as incurred. Advertising costs totaled $10,413 and $656 for the period ended March 31, 2015 and 2014, respectively.

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

Stock-based expenses to employees and consultants for general and administration services totaled $119,350 and $10,000, for period ended March 31, 2015 and 2014, respectively.

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

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended March 31, 2015 and 2014, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As at March 31, 2015, convertible shareholder loans of $615,115, convertible notes payable of $330,432 and 27,328,358 shares of preferred stock were considered to be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2015, the Company has a loss from operations of $2,048,913 and an accumulated deficit of $9,985,749 The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

NOTE 3 – INVENTORY

Inventories were comprised of:

	March 31, 2015	December 31, 2014
Coffee and merchandise held for sale	$29,281	$29,281

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of March 31, 2015 and December 31, 2014.  The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price, less a marketability discount of 0% and 15% as at March 31, 2015 and December 31, 2014, respectively.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

During the period ended March 31, 2015, the Company recognized an impairment loss of $1,620,230 on RLTR shares based on the highest price of $0.018 per share, during April 1, 2013 to March 31, 2015.

March 31, 2015

	Cost	Realized Losses	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$1,620,230	$300,440	$85,840
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$1,620,230	$300,440	$85,840

December 31, 2014

	Cost	Realized Losses	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,924,426	$82,084
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,924,426	$82,084

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2015	December 31, 2014
Buildings and leaseholds	$402,963	$402,963
Machinery and equipment	219,353	215,000
Computer equipment	17,382	17,382
Furniture and fixtures	19,065	19,065
Property, plant and equipment, gross	658,763	654,410
Less accumulated depreciation	(420,326)	(387,342)
Property, plant and equipment, net	$238,437	$267,068

The Company recorded $32,985 and $29,340 depreciation for the periods ended March 31, 2015 and 2014, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	March 31, 2015	December 31, 2014
Goodwill	$2,770,651	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(165,083)	(153,958)
Definite-lived intangibles, net	177,417	188,542
Total intangible assets and goodwill	$2,948,068	$2,959,193

The Company recorded $11,125 and $11,125 amortization for the periods ended March 31, 2015 and 2014, respectively.

Goodwill
The intangible assets were purchased along with the hard assets, in December 2009, for $3.5 million in our common stock.  After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill.  The Company does not amortize goodwill.  Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.

As at March 31, 2015 and December 31, 2014, the Company determined that no such impairment existed based on the following financial and non-financial considerations:

·	As at December 31, 2014 the company's market capitalization was approximately $11,000,000 and has historically exceeded goodwill.
·	Management has been actively building brand awareness through obtaining a brand patent, establishing multiple locations, periphery product branding, and development of a pilot TV episode.
·	The Company has signed a franchising agreement that is currently adding additional locations.
·	The Company is expanding into additional product lines and actively developing additional sources of revenues.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company's accounts payable and accrued liabilities consist of the followings:

	March 31,	December 31,
	2015	2014
Accounts payable	$85,099	$73,456
Accrued liabilities	2,549,595	2,453,646
Prepaid gift card	21,419	20,324
Taxes payable	351,762	347,657
	$3,007,875	$2,895,083

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable
Prior to December 31, 2014, he Company granted 60,000,000 shares to two officers of the Company (30,000,000 shares each) for their services with a value of $2,304,000. During the three months ended March 31, 2015, the Company granted 2,500,000 shares to two officers of the Company (1,250,000 shares each) for their services with a value of $108,500. These shares were not yet issued as at March 31, 2015 and the amounts due to these officers were recorded as accrued liabilities.

Loan Receivable
The Company has a receivable from a related party for services in prior years.  Balance of this loan receivable was $300,000 as at March 31, 2015 and December 31, 2014. The Company will evaluate the collectability of the loan quarterly.

Shareholder loans
The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at March 31, 2015 and December 31, 2014 were $615,115 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available. During the periods ended March 31, 2015, and 2014, the Company recognized $51,000 and $0 beneficial conversion fee on convertible shareholder loans respectively.

NOTE 9 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at March 31, 2015 and December 31, 2014 and were $330,432 and $286,432, respectively. During the periods ended March 31, 2015 and 2014, the Company recognized a $70,500 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

NOTE 10 – STOCKHOLDER'S EQUITY

Preferred Stock

The Company has authorized 30,000,000 preferred shares with a par value of $0.001 per share. Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The entire 30,000,000 shares of preferred stock were designated to be Series A Convertible Preferred Stock in 2014.

During the year ended December 31, 2014, the Company issued the following shares of Series A Convertible Preferred Stock:

·	300,000 shares to a non-affiliated investor for cash of $15,000.
·	7,965,000 shares to officers and directors for cash of $186,800.
·	11,750,000 shares to officers and director to replace 11,750,000 shares of common stock, which were cancelled.

No preferred shares were issued during the three months ended March 31, 2015.

As at March 31, 2015 and December 31, 2014, there were 27,328,358 shares of Series A Convertible Preferred Stock issued and outstanding.

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

During the year ended December 31, 2014, the Company issued the following shares of common stock:

·	2,650,000 shares in exchange for services and prepaid valued at $147,000.
·	1,650,000 shares in exchange for advertising and promotion valued at $135,975.
·	9,307,953 shares in exchange for debt and accrued interest valued at $200,856.
·	11,750,000 shares of common stock were retired and replaced by 11,750,000 shares of Series A convertible preferred stock.

During the three months ended March 31, 2015, the Company issued the following shares of common stock:

·	1,592,055 shares in exchange for debt of $15,000 and accrued interest of $921.
·	1,000,000 shares in exchange for services valued at $38,400.

There were 299,683,313 and 297,091,258 common shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the period ended March 31, 2015, the minority interest recognized $15,670 in losses from the operations. During the period ended March 31, 2014, the minority interest contributed $115,000 in equipment and expenses and recognized $23,808 in losses from the operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	March 31, 2015	December 31, 2014
Accumulated other comprehensive loss, opening balance	$(1,924,426)	$(1,964,556)
Impairment loss on marketable securities	1,620,230	-
Net unrealized loss on available-for-sale securities	3,756	40,130
Accumulated other comprehensive loss, ending	$(300,440)	$(1,924,426)

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at March 31, 2015, the Company had $615,115 and $457,780 in convertible shareholder loans, respectively, $332,432 and $40,635 convertible notes payable and respectively, 27,328,358 and 7,313,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(2,048,913)	$(100,886)
Weighted average common shares outstanding, basic and diluted	298,685,235	295,859,679
Net loss per share, basic and diluted	$(0.01)	$(0.00)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Garnishment

Matiff Enterprises, LLC holds a judgment against the Company filed as a foreign judgment in King County Superior Court, on February 6, 2015. As of March 19, 2015, the total amount owing on the judgment is $97,161. The judgment accrues interest at the rate of $10% per annum. Commencing from April 22, 2015, the Company should pay Matiff Enterprises, LLC $4,000 each month until the unpaid aggregate amount is satisfied in full.

Leases

Rental expense under operating lease agreements:

	March 31, 2015	March 31, 2014
Total rentals	$32,396	$47,377

Minimum future rental payments under non-cancelable operating leases as of March 31, 2015:

Fiscal Year Ending
2015	$97,186
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$341,942

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015 the Company issued the following common stock:

·	388,777 shares of common stock to a non-affiliated company for loan and accrued interest of $5,268.
·	250,000 shares common stock to a contractor for accrued liabilities of $9,600.
·	4,000,000 shares of common stock were cancelled by related parties and returned to the Company, to be available for new share issuances.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue was $331,984 for the three months ended March 31, 2015 compared to $318,738 for the three months ended March 31, 2014, an increase of $13,246 or 4.16%. The increase was primarily due to increase advertising and promotion done by the Company.

The changes in our operating expenses from March 31, 2015 to March 31, 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Direct costs	$119,269	$99,617	$19,652	19.73
Compensation	147,591	129,259	18,332	14.18
Depreciation and amortization	44,110	40,471	3,639	8.99
General and administrative	114,116	42,797	71,319	166.64
Professional expenses	45,018	11,809	33,209	281.22
Stock-based compensation	119,350	10,000	109,350	1,093.50
Total Operating Expenses	$589,454	$333,953	$255,501	76.51

Direct costs for generating sales was $119,269 for the three months ended March 31, 2015 compared to $99,617 in the three months ended March 31, 2014, an increase of 19,652 or 19.73%. The increase direct costs in three months ended March 31, 2015 was primarily the result of increase of sales.

Compensation was $147,591 for the three months ended March 31, 2015 compared to $129,259 in the three months ended March 31, 2014, an increase of 18,332 or 14.18%. The increase compensation in three months ended March 31, 2015 was primarily the result of increase of staff.

Depreciation and amortization expenses for the three months ended March 31, 2015 was $44,110, increased $3,639 or 8.99%, compared to $40,471 in the three months ended March 31, 2014.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses was $114,116 for the three months ended March 31, 2015 compared to $42,797 for the three months ended March 31, 2014, an increase of $71,319 or 166.64%. The increase was the result of increase business activities.

Professional expenses was $45,018 for the three months ended March 31, 2015 compared to $11,809 in the three months ended March 31, 2014, an increase of $33,209 or 281.22%. The increase of professional expenses was primarily used to meet regulatory filing requirements.

Stock-based compensation consisted of $119,350 in stock issued for compensation in the three months ended March 31, 2015, compared to $10,000 in the three months ended March 31, 2014, an increase of $109,350 or 1,093.50%. The increase on stock-based compensation was primarily due to 2,500,000 shares granted to two officers of the Company (1,250,000 shares each) for their services with a value of $108,500.

The changes in our other loss from March 31, 2015 to March 31, 2014 are as follows:

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$121,500	$-	$121,500	100.00
Impairment loss on marketable securities	1,620,230	-	1,620,230	100.00
Interest expense	23,543	85,703	(62,160)	(72.53)
Gain on disposal	-	(32)	32	(100.00)
Loss on loan settlement	26,170	-	26,170	100.00
Total Other Expenses	$1,791,443	$85,671	$1,705,772	1,991.07

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at March 31, 2015 and December 31, 2014 were $615,115 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available. During the periods ended March 31, 2015, and 2014, the Company recognized $51,000 and $0 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at March 31, 2015 and December 31, 2014 and were $330,432 and $286,432, respectively. During the periods ended March 31, 2015 and 2014, the Company recognized a $70,500 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

During the period ended March 31, 2015, the Company recognized an impairment loss of $1,620,230 on marketable securities based on the highest price of $0.018 per share during April 1, 2013 to March 31, 2015.

During the period ended March 31, 2015, 1,592,055 shares valued at $57,090, in exchange for debt of $15,000 and accrued interest of $921, result a $26,170 loss on settlement. During the period ended March 31, 2014, no loans were settled by shares.

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

 We believe that we do not have enough cash on hand and from operations to operate for the next 12 months.  We will require additional financing if we are to complete our expansion plan for the next 12 months.  While we are optimistic that we can generate the revenue from new franchise fees and refinancing of our existing properties, we do not have any current financing available to us.  If we are unable to generate additional fees through franchising, in order to execute our plan of expansion, we would be required to raise funds through a sale of equities, assuming authorized shares are available, the issuance of debt or a combination thereof. We have no assurances that we would be successful in raising the requite financing.

Going Concern

We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2014, expresses substantial doubt about our ability to continue as a going concern. For the period ended March 31, 2015, we were successful in raising net proceeds of $111,500 through debt financing in order to fund the development and growth of our operations. For the period ended March 31, the Company received $115,000 cash from minority interest. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Net cash used in operating activities	$(83,609)	$79,155
Net cash used in investing activities	(4,354)	(166,430)
Net cash provided by financing activities	110,000	90,933
Net increase in cash	$22,037	$3,658

For the three months ended March 31, 2015, we incurred a net loss of $2,033,243. Net cash used in operating activities was $83,609, net cash used in investing activities was $4,354 and net cash provided by financing activities was $110,000.  For the three months ended March 31, 2014, we incurred a net loss of $77,078. Net cash used in operating activities was $79,155, net cash used in investing activities was $166,430 and net cash provided by financing activities was $90,933.

Working Capital Information

The following table presents a summary of our working capital at the end of each period:

	Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Cash	$43,508	$21,471	$22,037	100.00
Current assets	158,967	138,112	20,855	15.10
Current liabilities	3,953,422	3,745,630	207,792	5.55
Working deficit	$(3,794,455)	$(3,607,518)	$(186,937)	5.18

As of March 31, 2015, the Company had a working capital deficit of $3,794,455, compared to $3,607,518 at December 31, 2014, or an increase in working capital deficit of $186,937 (5.18%). As of March 31, 2015, the Company had cash and cash equivalents of $43,508 as compared to $21,471 on December 31, 2014. For March 31, 2015, current assets increased $20,855 (15.1%) due to increases of $22,037 in cash. Current liabilities increased $207,792 (5.55%), with an increase in accounts payable and accrued expenses of $112,792 (3.9%), an increase in shareholder loans of $51,000 (9.04%), and an increase in notes payable of $44,000 (15.36%).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended March 31, 2015, the Company issued the following shares of common stock:

·	1,592,055 shares in exchange for debt of $15,000 and accrued interest of $921.
·	1,000,000 shares in exchange for services valued at $38,400.

Subsequent to March 31, 2015, and through to date of this form, the Company issued the following shares of common stock and preferred stock:

·	388,777 shares of common stock to a non-affiliated company for loan and accrued interest of $5,268.
·	250,000 shares common stock to a contractor for accrued liabilities of $9,600.

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

BARISTAS COFFE COMPANY, INC.

Dated: May 20, 2015	/s/ Barry Henthorn
Barry Henthorn
Chief Executive Officer
Principle Executive Officer