Form 10-Q
period 2015-06-30
Baristas Coffee Company, Inc.
filed 2015-08-13
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 23, 2015 there were 297,599,374 shares of the issuer's common stock, par value $0.001, outstanding.

BARISTAS COFFEE COMPANY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BARISTAS COFFEE COMPANY, INC. Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$21,471
Accounts receivables	77,309	75,000
Inventory	29,153	29,281
Prepaid expenses	6,180	12,360
Total Current Assets	112,642	138,112
Loans to shareholders	300,000	300,000
Investment in marketable securities	42,920	82,084
Property & equipment, net	209,569	267,068
Intangible assets, net	2,937,568	2,959,193
Other assets	9,950	9,750
TOTAL ASSETS	3,612,649	3,756,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$1,743	$-
Accounts payable and accrued liabilities	3,665,472	2,895,083
Shareholder loans	602,115	564,115
Notes payable	227,850	286,432
Total Current Liabilities	4,497,180	3,745,630

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 30,000,000 shares authorized: Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 27,328,358 and 27,328,358 shares issued and outstanding, respectively	27,328	27,328
Common Stock, $0.001 par value, 300,000,000 shares authorized; 299,973,104 and 297,091,258 shares issued, respectively 297,349,374 and 297,091,258 shares outstanding, respectively	299,973	297,091
Additional paid-in capital	9,652,900	9,545,477
Treasury stock, at cost	(74,514)	-
Accumulated deficit	(10,434,527)	(7,952,506)
Accumulated other comprehensive loss	(343,360)	(1,924,426)
Total Baristas Coffee Company Inc. stockholders' equity (deficit)	(872,200)	(7,036)
Noncontrolling interest	(12,331)	17,613
Total equity	(884,531)	10,577
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,612,649	$3,756,207

The accompanying notes are an integral part of these consolidated financial statements.

BARISTAS COFFEE COMPANY, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$322,054	$297,054	$654,038	$615,793
Franchise Fees	-		-
TOTAL REVENUES	322,054	297,054	654,038	615,793

OPERATING EXPENSES
Direct costs	111,680	110,986	230,949	210,603
Compensation	158,389	165,648	305,980	294,908
Depreciation and amortization	39,367	36,613	83,477	77,084
General and administrative	115,762	104,234	229,878	147,030
Professional expenses	27,306	31,859	72,324	43,668
Stock-based compensation	85,825	5,000	205,175	15,000
Total Operating Expenses	538,329	454,340	1,127,783	788,293
OPERATING LOSS	(216,275)	(157,286)	(473,745)	(172,500)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	80,600	-	202,100	-
Impairment loss on marketable securities	-	-	1,620,230	-
Interest expense (recovery)	175,848	(7,402)	199,391	78,301
Gain on disposal	-	-	-	(32)
Loss on loan settlement	(40,853)	-	(14,683)	-
Total Other Expenses	215,595	(7,402)	2,007,038	78,269
LOSS BEFORE INCOME TAXES	(431,870)	(149,884)	(2,480,783)	(250,769)

Provision for income taxes	-	-	-	-

NET LOSS	(431,870)	(149,884)	(2,480,783)	(250,769)
Net loss attributable to the noncontrolling interest	14,273	20,968	29,943	44,776
NET LOSS ATTRIBUTABLE TO
THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(417,597)	(128,916)	(2,450,840)	(205,993)

OTHER COMPREHENSIVE INCOME (LOSS)
Impairment of marketable securities	-	-	1,620,230	-
Unrealized gain (loss) on marketable securities	(42,920)	(82,085)	(39,164)	113,094
Other comprehensive income attributable to the noncontrolling interest	-	-	-	-
NET COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(42,920)	(82,085)	1,581,066	113,094

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(460,517)	(211,001)	$(869,774)	(92,899)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	299,286,003	299,738,714	298,987,279	297,818,897

The accompanying notes are an integral part of these consolidated financial statements.

BARISTAS COFFEE COMPANY, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,450,840)	$(205,993)
Adjustment to reconcile net income to net cash provided by operations:
Beneficial Conversion Fee	202,100	-
Depreciation and amortization	83,477	77,084
Impairment loss on marketable securities	1,620,230	-
Gain on loan settlement	(14,683)	-
Minority interest in net loss of consolidated entities	(29,943)	(44,776)
Stock-based and non-cash compensation	205,175	15,000
Changes in operating assets and liabilities:
Accounts receivable	(2,309)	-
Inventory	128	(653)
Prepaid	6,180	-
Other assets	(201)	-
Accounts payable and accrued liabilities	180,407	125,950
Net cash used in operating activities	(200,279)	(33,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,353)	(161,018)
Purchase of intangible assets	-	(7,477)
Net cash used in investing activities	(4,353)	(168,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	15,000
Proceeds from issuance of notes payable	102,100	86,915
Repayment on notes payable	(5,682)	-
Proceeds from issuance of shareholder loans	90,000	22,745
Repayment on shareholder loans	(5,000)	-
Proceeds from minority interest	-	115,000
Net cash provided by financing activities	181,418	239,660

Net (decrease) increase in cash and cash equivalents	(23,214)	37,777
Cash and cash equivalents - beginning of period	21,471	-
Cash and cash equivalents - end of period	$(1,743)	$37,777

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Stocks issued for accrued interest	$13,193	$5,017
Notes payable settled by stocks	$47,000	$5,000
Shareholder loans settled by stocks	$155,000	$120,544

The accompanying notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Notes to Interim Consolidated Financial Statements
June 30, 2015
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

 Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 2014.

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

Financial Instruments

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At June 30, 2015 and December 31, 2014, the Company had $1,743 cash overdraft and $21,471 cash, respectively.

Accounts Receivables
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

Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivables on an on-going basis and writes off the amount when it is considered to be uncollectible. At June 30, 2015 and December 31, 2014, the Company does not have an allowance for doubtful accounts.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were an impairment loss of $1,620,230 and an unrealized loss of $39,164 for the six months ended June 30, 2015 and an unrealized gain of $113,094 for the six months ended June 30, 2014, respectively.

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

	As at June 30, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$42,920	$42,920	-	-	$42,920
Total	$42,920	$42,920	-	-	$42,920

	As at December 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$82,084	$82,084	-	-	$82,084
Total	$82,084	$82,084	-	-	$82,084

Impairment
The Company assesses at the end of each reporting period whether there is objective evidence that financial assets are impaired. A financial asset is impaired and impairment losses are incurred if, and only if, there is objective evidence of impairment as a result of one or more events that occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows of the financial asset that can be reliably estimated. The Company recognized $1,620,230 and $0 impairment loss on marketable securities during the periods ended June 30, 2015 and 2014, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at June 30, 2015 and December 31, 2014 the Company determined that no reserve was required.

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

Goodwill
We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no goodwill impairment charges recorded during the periods ended June 30, 2015 and 2014.

Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended June 30, 2015 and 2014.

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

The Company recognized $0 initial franchise fees, during the period ended June 30, 2015 and 2014. The Company recognized $1,547 and $0 franchise royalties, during the period ended June 30, 2015 and 2014, respectively.

Marketing & Advertising
Advertising costs are expensed as incurred. Advertising costs totaled $23,370 and $6,822 for the period ended June 30, 2015 and 2014, respectively.

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

Stock-based expenses to employees and consultants for general and administration services totaled $205,175 and $15,000, for period ended June 30, 2015 and 2014, respectively.

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

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended June 30, 2015 and 2014, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As at June 30, 2015, convertible shareholder loans of $602,115, convertible notes payable of $227,850 and 27,328,358 shares of preferred stock were considered to be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2015, the Company has a loss from operations of $2,450,840 and an accumulated deficit of $10,434,527 The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

NOTE 3 – INVENTORY

Inventories were comprised of:
	June 30, 2015	December 31, 2014
Coffee and merchandise held for sale	$29,153	$29,281

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of June 30, 2015 and December 31, 2014.  The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price, less a marketability discount of 0% and 15% as at June 30, 2015 and December 31, 2014, respectively.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

During the period ended June 30, 2015, the Company recognized an impairment loss of $1,620,230 on RLTR shares based on the highest price of $0.018 per share, during April 1, 2013 to March 31, 2015.

June 30, 2015
	Cost	Realized Losses	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$1,620,230	$343,360	$42,920
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$1,620,230	$343,360	$42,920

December 31, 2014
	Cost	Realized Losses	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,924,426	$82,084
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,924,426	$82,084

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30, 2015	December 31, 2014
Buildings and leaseholds	$402,963	$402,963
Machinery and equipment	219,353	215,000
Computer equipment	17,382	17,382
Furniture and fixtures	19,065	19,065
Property, plant and equipment, gross	658,763	654,410
Less accumulated depreciation	(449,194)	(387,342
Property, plant and equipment, net	$209,569	$267,068

The Company recorded $61,852 and $54,834 depreciation for the periods ended June 30, 2015 and 2014, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	June 30, 2015	December 31, 2014
Goodwill	$2,770,651	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(175,583)	(153,958
Definite-lived intangibles, net	166,917	188,542
Total intangible assets and goodwill	$2,937,568	$2,959,193

The Company recorded $21,625 and $22,250 amortization for the periods ended June 30, 2015 and 2014, respectively.

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

As at June 30, 2015 and December 31, 2014, the Company determined that no such impairment existed based on the following financial and non-financial considerations:
·	As at December 31, 2014 the company's market capitalization was approximately $11,000,000 and has historically exceeded goodwill.
·	Management has been actively building brand awareness through obtaining a brand patent, establishing multiple locations, periphery product branding, and development of a pilot TV episode.
·	The Company has signed a franchising agreement that is currently adding additional locations.
·	The Company is expanding into additional product lines and actively developing additional sources of revenues.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company's accounts payable and accrued liabilities consist of the followings:

	June 30,	December 31,
	2015	2014
Accounts payable	$87,607	$73,456
Accrued liabilities	3,220,496	2,453,646
Prepaid gift card	21,762	20,324
Taxes payable	335,607	347,657
	$3,665,472	$2,895,083

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable
Prior to December 31, 2014, he Company granted 60,000,000 shares to two officers of the Company (30,000,000 shares each) for their services with a value of $2,304,000. During the six months ended June 30, 2015, the Company granted 5,000,000 shares to two officers of the Company (2,500,000 shares each) for their services with a value of $170,750. These shares were not yet issued as at June 30, 2015 and the amounts due to these officers were recorded as accrued liabilities.

On April 28, 2015, the Company repurchased 4,000,000 common shares from two officers of the Company (2,000,000 common shares each officer) and returned those shares to treasury. The Company promised to issue 8,000,000 common shares back these two officers (4,000,000 common shares each officer) once the increase in authorized shares is approved. The value of the 4,000,000 common shares repurchased from the officers was $162,000 and recorded as accrued liabilities. The value of the additional 4,000,000 common shares which will be issued to the officers was $162,000 and recorded as interest expenses.

On June 15, 2015, the Company repurchased 10,000,000 common shares from one of our officers. The Company promised to reissue 10,000,000 common shares to the officer once the increase in authorized shares is approved. The value of the 10,000,000 common shares repurchased from the officer was $284,000 and recorded as accrued liabilities.
Loan Receivable
The Company has a receivable from a related party for services in prior years. Balance of this loan receivable was $300,000 as at June 30, 2015 and December 31, 2014. The Company will evaluate the collectability of the loan quarterly.

Shareholder loans
The Company has issued a number of notes with various maturities dates to related parties for advances. These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities. The outstanding balances at June 30, 2015 and December 31, 2014 were $602,115 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available.

During the periods ended June 30, 2015, and 2014, the Company recognized $90,000 and $0 beneficial conversion fee on convertible shareholder loans respectively.

NOTE 9 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at June 30, 2015 and December 31, 2014 and were $227,850 and $286,432, respectively. During the periods ended June 30, 2015 and 2014, the Company recognized a $112,100 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

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

No preferred shares were issued during the six months ended June 30, 2015.

As at June 30, 2015 and December 31, 2014, there were 27,328,358 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 300,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.  Holders have equal ratable rights to dividends from funds legally available and are entitled to share in assets available for distribution upon liquidation.  Holders do not have preemptive, subscriptive, conversion or cumulative voting rights, and there are no redemption or sinking find provisions or rights.  Holders of common stock have the right to approve any amendment of the Articles of Incorporation, elect directors, approve any plan of merger and approve a plan for the sale, lease or exchange of all of the Company's assets as proposed by the Board of Directors. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation. The Company is currently seeking to increase the number of shares of common stock to 600,000,000.

During the year ended December 31, 2014, the Company issued the following shares of common stock:

·	2,650,000 shares in exchange for services and prepaid valued at $147,000.
·	1,650,000 shares in exchange for advertising and promotion valued at $135,975.
·	9,307,953 shares in exchange for debt and accrued interest valued at $200,856.
·	11,750,000 shares of common stock were retired and replaced by 11,750,000 shares of Series A convertible preferred stock.

During the six months ended June 30, 2015, the Company issued the following shares of common stock:

·	1,881,846 shares in exchange for debt of $20,492 and accrued interest of $1,225.
·	1,000,000 shares in exchange for services valued at $38,400.
·	14,000,000 shares were returned to treasury and 11,376,270 shares were re-issued from treasury.

There were 299,973,104 and 297,091,258 common shares issued as at June 30, 2015 and December 31, 2014, respectively. There were 297,349,374 and 297,091,258 common shares outstanding as at June 30, 2015 and December 31, 2014, respectively.

Treasury Stock

Following our Board of Directors authorization, on April 28, 2015, the Company repurchased 4,000,000 common shares from two officers of the Company for an aggregate purchase price of $162,000 and on June 15, 2015, the Company repurchased 10,000,000 common shares from one of our officers for an aggregate purchase price of $284,000.  Repurchased shares become a part of treasury stock.

During the six months ended June 30, 2015, the Company reissued the following common shares from treasury:

·	11,126,270 shares in exchange for debt of $181,508 and accrued interest of $11,968.
·	250,000 shares in exchange for services valued at $9,600.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the period ended June 30, 2015, the minority interest recognized $29,943 in losses from the operations. During the period ended June 30, 2014, the minority interest contributed $115,000 in equipment and expenses and recognized $44,776 in losses from the operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	June 30, 2015	December 31, 2014
Accumulated other comprehensive loss, opening balance	$(1,924,426)	$(1,964,556)
Impairment loss on marketable securities	1,620,230	-
Net unrealized loss on available-for-sale securities	(39,164)	40,130
Accumulated other comprehensive loss, ending	$(343,360)	$(1,924,426)

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at June 30, 2015, the Company had $602,115 and $564,115 in convertible shareholder loans, respectively, $227,850 and $286,432 convertible notes payable and respectively, 27,328,358 and 27,328,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Net loss	$(2,480,783)	$(250,769)
Weighted average common shares outstanding, basic and diluted	298,987,279	297,818,897
Net loss per share, basic and diluted	$(0.01)	$(0.00)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	June 30, 2015	June 30, 2014
Total rentals	$64,792	$76,077

Minimum future rental payments under non-cancelable operating leases as of June 30, 2015:

Fiscal Year Ending
2015	$64,790
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$309,546

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued 250,000 shares of common stock in exchange for services valued at $9,600.

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Registration Statement on Form 10-12G/A, as filed on July 24, 2015.  You should carefully review the risks described in our Form 10 and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue was $322,054 for the three months ended June 30, 2015 compared to $297,054 for the three months ended June 30, 2014, an increase of $25,000 or 8.42%. The increase was primarily due to increase advertising and promotion done by the Company.

The changes in our operating expenses are as follows:
	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Direct costs	$111,680	$110,986	$694	0.63
Compensation	158,389	165,648	(7,259)	(4.38)
Depreciation and amortization	39,367	36,613	2,754	7.52
General and administrative	115,762	104,234	11,528	11.06
Professional expenses	27,306	31,859	(4,553)	(14.29)
Stock-based compensation	85,825	5,000	80,825	1,616.50
Total Operating Expenses	$538,329	$454,340	$83,989	18.49

Direct costs for generating sales was $111,680 for the three months ended June 30, 2015 compared to $110,986 in the three months ended June 30, 2014, an increase of 694 or 0.63%. The increase direct costs in three months ended June 30, 2015 was primarily the result of increase of purchases for increased sales.

Compensation was $158,389 for the three months ended June 30, 2015 compared to $165,648 in the three months ended June 30, 2014, a decrease of 7,259 or 4.38%. The decrease compensation in three months ended June 30, 2015 was primarily due to less staff compared to the three months ended June 30, 2014.

Depreciation and amortization expenses for the three months ended June 30, 2015 was $39,367, increased $2,754 or 7.52%, compared to $36,613 in the three months ended June 30, 2014.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses was $115,762 for the three months ended June 30, 2015 compared to $104,234 for the three months ended June 30, 2014, an increase of $11,528 or 11.06%. The increase was the result of increase business activities.

Professional expenses was $27,306 for the three months ended June 30, 2015 compared to $31,859 in the three months ended June 30, 2014, a decrease of $4,553 or 14.29%. The Company's professional expenses were primarily used to meet regulatory filing requirements.

Stock-based compensation consisted of $85,825 in stock issued / granted for compensation in the three months ended June 30, 2015, compared to $5,000 in the three months ended June 30, 2014, an increase of $80,825 or 1,616.50%. The increase on stock-based compensation was primarily due to 2,500,000 shares granted to two officers of the Company (1,250,000 shares each) for their services with a value of $62,250.

The changes in our other loss are as follows:

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$80,600	$-	$80,600	100.00
Interest expense (recovery)	175,848	(7,402)	183,250	(2,475.68)
Loss on loan settlement	(40,853)	-	(40,853)	100.00
Total Other Expenses	$215,595	$(7,402)	$222,997	(3,012.66)

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. During the periods ended June 30, 2015, and 2014, the Company recognized $39,000 and $0 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum. During the periods ended June 30, 2015 and 2014, the Company recognized a $41,600 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

During the three months ended June 30, 2015, 289,791 shares valued at $9,592, in exchange for debt of $5,492 and accrued interest of $304, result a $1,696 loss on settlement. During the period ended June 30, 2014, no loans were settled by shares.

During the three months ended June 30, 2015, 11,126,270 shares re-issued from treasury valued at $330,706, in exchange for debt of $181,508 and accrued interest of $11,969, result a $34,157 loss on settlement. During the three months ended June 30, 2014, no loans were settled by shares.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue was $654,038 for the six months ended June 30, 2015 compared to $615,793 for the six months ended June 30, 2014, an increase of $38,245 or 6.21%. The increase was primarily due to increase advertising and promotion done by the Company.

The changes in our operating expenses are as follows:

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Direct costs	$230,949	$210,603	$20,346	9.66
Compensation	305,980	294,908	11,072	3.75
Depreciation and amortization	83,477	77,084	6,393	8.29
General and administrative	229,878	147,030	82,848	56.35
Professional expenses	72,324	43,668	28,656	65.62
Stock-based compensation	205,175	15,000	190,175	1,267.83
Total Operating Expenses	$1,127,783	$788,293	$339,490	43.07

Direct costs for generating sales was $230,949 for the six months ended June 30, 2015 compared to $210,603 in the six months ended June 30, 2014, an increase of 20,346 or 9.66%. The increase direct costs in six months ended June 30, 2015 was primarily the result of increase of purchases for increased sales.

Compensation was $305,980 for the six months ended June 30, 2015 compared to $294,908 in the six months ended June 30, 2014, a increase of 11,072 or 3.75%. The increase compensation in six months ended June 30, 2015 was primarily due to more staff compared to the six months ended June 30, 2014.

Depreciation and amortization expenses for the six months ended June 30, 2015 was $83,477, increased $6,393 or 8.29%, compared to $77,084 in the six months ended June 30, 2014.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses was $229,878 for the six months ended June 30, 2015 compared to $147,030 for the six months ended June 30, 2014, an increase of $82,848 or 56.35%. The increase was the result of increase business activities.

Professional expenses was $72,324 for the six months ended June 30, 2015 compared to $43,668 for the six months ended June 30, 2014, an increase of $28,656 or 65.62%. The Company's professional expenses were primarily used to meet regulatory filing requirements.

Stock-based compensation consisted of $205,175 in stock issued / granted for compensation in the six months ended June 30, 2015, compared to $15,000 in the three months ended June 30, 2014, an increase of $190,175 or 1,267.83%. The increase on stock-based compensation was primarily due to 5,000,000 shares granted to two officers of the Company (2,500,000 shares each) for their services with a value of $170,750.

The changes in our other loss are as follows:
	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$202,100	$-	$202,100	100.00
Impairment loss on marketable securities	1,620,230	-	1,620,230	100.00
Interest expense (recovery)	199,391	78,301	121,090	154.65
Gain on disposal	-	(32)	32	(100.00)
Loss on loan settlement	(14,683)	-	(14,683)	100.00
Total Other Expenses	$2,007,038	$78,269	$1,928,769	2,464.28

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. During the six months ended June 30, 2015, and 2014, the Company recognized $90,000 and $0 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum. During the six months ended June 30, 2015 and 2014, the Company recognized $112,100 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

During the six months ended June 30, 2015, the Company recognized an impairment loss of $1,620,230 on marketable securities based on the highest price of $0.018 per share during April 1, 2013 to March 31, 2015.

During the six months ended June 30, 2015, 1,881,846 shares valued at $66,682, in exchange for debt of $20,492 and accrued interest of $1,224, result a $24,474 gain on settlement. During the six months ended June 30, 2014, no loans were settled by shares.

During the three months ended June 30, 2015, 11,126,270 shares re-issued from treasury valued at $330,706, in exchange for debt of $181,508 and accrued interest of $11,969, result a $34,157 loss on settlement. During the three months ended June 30, 2014, no loans were settled by shares.

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

Going Concern

We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2014, expresses substantial doubt about our ability to continue as a going concern. For the period ended June 30, 2015, we were successful in raising net proceeds of $181,418 through debt financing in order to fund the development and growth of our operations. For the period ended June 30, 2014, the Company received $115,000 cash from minority interest, $15,000 proceeds from issuance of preferred stock and $109,660 net proceeds through debt financing. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
Net cash used in operating activities	$(200,279)	$(33,388)
Net cash used in investing activities	(4,353)	(168,495)
Net cash provided by financing activities	181,418	239,660
Net (decrease) increase in cash	$(23,214)	$37,777

For the six months ended June 30, 2015, we incurred a net loss of $2,450,840. Net cash used in operating activities was $200,279, net cash used in investing activities was $4,353 and net cash provided by financing activities was $181,418.  For the six months ended June 30, 2014, we incurred a net loss of $205,993. Net cash used in operating activities was $33,388, net cash used in investing activities was $168,495 and net cash provided by financing activities was $239,660.

Working Capital Information

The following table presents a summary of our working capital at the end of each period:

	June 30, 2015	December 31, 2014	$ Change	% Change
Cash	$-	$21,471	$(21,471)	100.00
Current assets	112,642	138,112	(25,470)	(18.44)
Current liabilities	4,497,180	3,745,630	751,550	20.06
Working deficit	$(4,384,538)	$(3,607,518)	$(777,020)	21.54

As of June 30, 2015, the Company had a working capital deficit of $4,384,538, compared to $3,607,518 at December 31, 2014, or an increase in working capital deficit of $777,020 (20.06%). As of June 30, 2015, the Company had cash and cash equivalents of $0 as compared to $21,471 on December 31, 2014. For June 30, 2015, current assets decreased $25,470 (18.44%) due to decreases of $21,471 in cash. Current liabilities increased $751,550 (20.06%), with an increase in bank overdraft of $1,743, an increase in accounts payable and accrued expenses of $770,388 (26.61%), an increase in shareholder loans of $38,000 (6.74%), and  a decrease in notes payable of $58,582 (20.45%).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended June 30, 2015, the Company issued the following shares of common stock:

·	1,881,846 shares in exchange for debt of $20,492 and accrued interest of $1,224.
·	1,000,000 shares in exchange for services valued at $38,400.

Subsequent to June 30, 2015, and through to date of this form, the Company issued the following shares of common stock and preferred stock:

·	250,000 shares in exchange for services valued at $9,600.

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

BARISTAS COFFE COMPANY, INC.

Dated: August 13, 2015	/s/ Barry Henthorn
Barry Henthorn
Chief Executive Officer
Principle Executive Officer