Form 10-Q
period 2015-09-30
Baristas Coffee Company, Inc.
filed 2015-12-15
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

(800) 988-7735
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 14, 2015, there were 371,000,545 shares of the issuer’s common stock, par value $0.001, outstanding.

BARISTAS COFFEE COMPANY, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Table of Conetnts
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Baristas Coffee Company Inc.
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$12,577	$21,471
Accounts receivables	77,309	75,000
Inventory	29,153	29,281
Prepaid expenses	3,090	12,360
Total Current Assets	122,129	138,112
Loan receivable	300,000	300,000
Marketable securities	34,433	82,084
Property & equipment, net	189,412	267,068
Goodwill	2,770,651	2,770,651
Intangible assets, net	157,667	188,542
Other assets	9,950	9,750
TOTAL ASSETS	$3,584,242	$3,756,207

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,381,273	$2,895,083
Notes payable - related parties	563,431	564,115
Notes payable	240,350	286,432
Total Current Liabilities	2,185,054	3,745,630

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 30,000,000 shares authorized: Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 27,328,358 and 27,328,358 shares issued and outstanding, respectively	27,328	27,328
Common Stock, $0.001 par value, 600,000,000 shares authorized; 368,889,039 and 297,091,258 shares issued and outstanding, respectively	368,889	297,091
Additional paid-in capital	11,994,545	9,545,477
Accumulated deficit	(10,657,416)	(7,952,506)
Accumulated other comprehensive loss	(309,582)	(1,924,426)
Total Baristas Coffee Company Inc. stockholders' equity (deficit)	1,423,764	(7,036)
Noncontrolling interest	(24,576)	17,613
Total equity	1,399,188	10,577
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,584,242	$3,756,207

The notes are an integral part of these consolidated financial statements.

Table of Conetnts
Baristas Coffee Company Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$282,714	$296,302	$936,752	$912,095

OPERATING EXPENSES
Direct costs	96,678	116,238	327,627	326,841
Compensation	129,300	170,147	435,280	465,055
Depreciation and amortization	29,407	38,892	112,884	115,976
General and administrative	98,142	108,255	328,020	255,286
Professional expenses	32,976	31,115	105,300	74,782
Stock-based compensation	21,175	20,000	226,350	35,000
Total Operating Expenses	407,678	484,647	1,535,461	1,272,940
OPERATING LOSS	(124,964)	(188,345)	(598,709)	(360,845)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	67,669	-	269,769	-
Impairment of marketable securities other than temporary	-	-	1,620,230	-
Interest expense	15,516	89,154	214,907	167,423
Gain on loan settlement	(19,799)	(137,500)	(34,482)	(137,500)
Realized loss on sales of marketable securities	38,841	-	38,841	-
Unrealized gain on marketable securites	-	-	-	-
Total Other Expenses	102,227	(48,346)	2,109,265	29,923

NET LOSS	(227,191)	(139,999)	(2,707,974)	(390,768)
Net loss attributable to the noncontrolling interest	12,246	20,992	42,189	65,768
NET LOSS ATTRIBUTABLE TO
THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(214,945)	(119,007)	(2,665,785)	(325,000)

OTHER COMPREHENSIVE INCOME (LOSS)
Impairment of marketable securities	-	-	1,620,230	-
Realized loss on sales of marketable securities	37,600	-	37,600	-
Unrealized loss on marketable securities	(3,822)	(54,723)	(42,986)	58,371
Other comprehensive income attributable to the noncontrolling interest	-	-	-	-
NET OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	33,778	(54,723)	1,614,844	58,371

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	$(181,167)	$(173,730)	$(1,050,941)	$(266,629)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	311,696,942	295,258,068	303,270,389	296,955,907

The notes are an integral part of these consolidated financial statements.

Table of Conetnts
Baristas Coffee Company Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,665,785)	$(325,000)
Adjustment to reconcile net loss to net cash provided by operations:
Beneficial Conversion Fee	269,769	-
Depreciation and amortization	112,884	115,976
Loss on loan settlement	(34,482)	(137,500)
Impairment loss on marketable securities	1,620,230	-
Minority interest in net loss of consolidated entities	(42,189)	(65,768)
Realized loss on marketable securities	38,841	-
Stock-based and non-cash compensation	226,350	35,000
Unrealized gain on marketable securities	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,309)	-
Inventory	128	-
Prepaid	9,270	(4,625)
Other assets	(200)	-
Accounts payable and accrued liabilities	197,794	54,029
Net cash used in operating activities	(269,699)	(327,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,353)	(176,018)
Proceed from sell of marketable securities	3,459	-
Purchase of intangible assets	-	(39,344)
Purchase of marketable securities	(35)	-
Net cash used in investing activities	(929)	(215,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	152,500
Proceeds from issuance of notes payable	167,100	189,415
Repayment on notes payable	(5,682)	-
Proceeds from issuance of shareholder loans	105,316	103,732
Repayment on shareholder loans	(5,000)	-
Proceeds from minority interest	-	115,000
Net cash provided by financing activities	261,734	560,647

Net (decrease) increase in cash and cash equivalents	(8,894)	17,397
Cash and cash equivalents - beginning of period	21,471	-
Cash and cash equivalents - end of period	$12,577	$17,397

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Common shares issued for accrued interest	$22,355	$6,616
Notes payable settled by common shares	$101,000	$155,544
Shareholder loans settled by common shares	$207,500	$-
Common shares issued / granted for intangible assets	$-	$33,000
Purchases of treasury stock	$(446,000)	$-
Common shares issued from treasury stock	$446,000	$-

The notes are an integral part of these consolidated financial statements.

Table of Conetnts
Baristas Coffee Company Inc.
Notes to Interim Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
Baristas Coffee Company, Inc. ("Baristas" "The Company") is a Nevada C Corporation that was originally formed as InfoSpi.com on October 18, 1996. On December 22, 2009, it acquired greater than a 60% interest in Pangea Networks, Inc. ("Pangea")/ DBA Baristas and Inc., and it acquired for cash, stock, and other consideration, numerous coffee stands in the greater Seattle area through the acquisition of Pangea; In May of 2010, the Company changed its name to Baristas Coffee Company, Inc. The Company’s fiscal year end is December 31.

Baristas operates specialty drive-through beverage retailers with attractive female theme-costumed models as servers. Baristas provides its customers the ability of drive up and order their choice of a custom-blended espresso drink, freshly brewed coffee, or other beverages. We generate revenue by offering our patrons the finest hot and cold beverages, specializing in specialty coffees, blended teas and other custom drinks. In addition, we offer smoothies, fresh-baked pastries and other confections.

 Basis of Presentation
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the year ended December 31, 2014.

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

Table of Conetnts
Financial Instruments
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At September 30, 2015 and December 31, 2014, the Company had $12,577 and $21,471, respectively.

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

Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivables on an on-going basis and writes off the amount when it is considered to be uncollectible. At September 30, 2015 and December 31, 2014, the Company does not have an allowance for doubtful accounts.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were an impairment loss of $1,620,230, an unrealized loss of $42,986 and a realized loss of $37,600 for the nine months ended September 30, 2015 and an unrealized gain of $58,371 for the nine months ended September 30, 2014, respectively.

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

Table of Conetnts

	As at September 30, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$34,433	$34,433	-	-	$34,433
Total	$34,433	$34,433	-	-	$34,433

	As at December 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$82,084	$82,084	-	-	$82,084
Total	$82,084	$82,084	-	-	$82,084

Impairment
The Company assesses at the end of each reporting period whether there is objective evidence that financial assets are impaired. A financial asset is impaired and impairment losses are incurred if, and only if, there is objective evidence of impairment as a result of one or more events that occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows of the financial asset that can be reliably estimated. The Company recognized $1,620,230 and $0 impairment loss on marketable securities during the periods ended September 30, 2015 and 2014, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at September 30, 2015 and December 31, 2014 the Company determined that no reserve was required.

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

Goodwill
We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no goodwill impairment charges recorded during the periods ended September 30, 2015 and 2014.

Table of Conetnts
Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended September 30, 2015 and 2014.

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

Revenue Recognition
The Company’s revenues consist of sales by Company-operated coffee stores and fees from franchised coffee stores operated by conventional franchisees.

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

The Company recognized $0 initial franchise fees, during the period ended September 30, 2015 and 2014. The Company recognized $1,547 and $0 franchise royalties, during the period ended September 30, 2015 and 2014, respectively.

Marketing & Advertising
Advertising costs are expensed as incurred. Advertising costs totaled $31,069 and $15,156 for the period ended September 30, 2015 and 2014, respectively.

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

Stock-based expenses to employees and consultants for general and administration services totaled $226,350 and $35,000, for period ended September 30, 2015 and 2014, respectively.

Table of Conetnts
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

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended September 30, 2015 and 2014, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As at September 30, 2015, convertible shareholder loans of $563,431, convertible notes payable of $240,350 and 27,328,358 shares of preferred stock were considered to be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2015, the Company has a loss from operations of $2,707,974 and an accumulated deficit of $10,657,416. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

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

NOTE 3 – INVENTORY

Inventories were comprised of:

	September 30, 2015	December 31, 2014
Coffee and merchandise held for sale	$29,153	$29,281

Table of Conetnts
NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's marketable security as of September 30, 2015 and December 31, 2014.  The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price, less a marketability discount of 0% and 15% as at September 30, 2015 and December 31, 2014, respectively.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

During the six months ended June 30, 2015, the Company recognized an impairment loss of $1,620,230 on RLTR shares based on the highest price of $0.018 per share, during April 1, 2013 to March 31, 2015.

During the nine months ended September 30, 2015, the Company sold 2,350,000 RLTR shares for $3,459 and realized a loss of $38,841. Accordingly, $37,600 previous unrealized loss was recognized. During the nine months ended September 30, 2015 and 2014, the Company recognized an unrealized loss of $42,986 and $58,371 unrealized gain, respectively.

September 30, 2015

		Other than Temporary
		Impairment and
	Cost	Realized Losses	Unrealized Losses	Fair Value
RLTR - 19,110,000 common shares	$2,001,810	$1,657,830	$309,582	$34,398
BUCS - 2,576,389 common shares	-	-	-	-
Dreyfus	35	-	-	35
Total	$2,001,845	$1,657,830	$309,582	$34,433

December 31, 2014

	Cost	Realized Losses	Unrealized Losses	Fair Value
RLTR – 21,460,000 common shares	$2,006,510	$-	$1,924,426	$82,084
BUCS – 2,576,389 common shares	-	-	-	-
Total	$2,006,510	$-	$1,924,426	$82,084

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	September 30, 2015	December 31, 2014
Buildings and leaseholds	$402,963	$402,963
Machinery and equipment	219,353	215,000
Computer equipment	17,382	17,382
Furniture and fixtures	19,065	19,065
Property, plant and equipment, gross	658,763	654,410
Less accumulated depreciation	(469,351)	(387,342)
Property, plant and equipment, net	$189,412	$267,068

The Company recorded $82,009 and $82,601 depreciation for the periods ended September 30, 2015 and 2014, respectively.

Table of Conetnts
NOTE 6 – INTANGIBLE ASSETS

Indefinite-Lived Intangible Assets

The following table summarizes information related to indefinite-lived intangible assets:

	September 30, 2015	December 31, 2014
Goodwill	$2,770,651	$2,770,651

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

As at September 30, 2015 and December 31, 2014, the Company determined that no such impairment existed based on the following financial and non-financial considerations:
·	As at December 31, 2014 the company's market capitalization was approximately $11,000,000 and has historically exceeded goodwill.
·	Management has been actively building brand awareness through obtaining a brand patent, establishing multiple locations, periphery product branding, and development of a pilot TV episode.
·	The Company has signed a franchising agreement that is currently adding additional locations.
·	The Company is expanding into additional product lines and actively developing additional sources of revenues.

Definite-Lived Intangible Assets

The following table summarizes information related to definite-lived intangible assets:

	September 30, 2015	December 31, 2014
Trademarks	$100,000	$100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(184,833)	(153,958)
Definite-lived intangibles, net	$157,667	$188,542

Total amortization expense for intangible assets subject to amortization was $30,875 and $33,375 for the periods ended September 30, 2015 and 2014, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	September 30,	December 31,
	2015	2014
Accounts payable	$125,912	$73,456
Accrued liabilities	919,360	2,453,646
Prepaid gift card	21,961	20,324
Taxes payable	314,040	347,657
	$1,381,273	$2,895,083

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable

During the three months ended September 30, 2015, these 60,000,000 shares were issued to these two officers for acrued liabilities. During the nine months ended September 30, 2015, the Company granted 7,500,000 shares to two officers of the Company (3,750,000 shares each) for their services with a value of $190,000. These shares were not yet issued as at September 30, 2015 and the amounts due to these officers were recorded as accrued liabilities.

Table of Conetnts
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

Loan Receivable

The Company has a receivable from a related party for services in prior years. Balance of this loan receivable was $300,000 as at September 30, 2015 and December 31, 2014. The Company will evaluate the collectability of the loan quarterly.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances. These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities. The outstanding balances at September 30, 2015 and December 31, 2014 were $563,431 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available.

During the periods ended September 30, 2015, and 2014, the Company recognized $105,316 and $0 beneficial conversion fee on convertible shareholder loans respectively.

NOTE 9 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at September 30, 2015 and December 31, 2014 and were $240,350 and $286,432, respectively. During the periods ended September 30, 2015 and 2014, the Company recognized a $164,453 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

NOTE 10 – STOCKHOLDER’S EQUITY

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

Table of Conetnts
No preferred shares were issued during the nine months ended September 30, 2015.

As at September 30, 2015 and December 31, 2014, there were 27,328,358 shares of Series A Convertible Preferred Stock issued and outstanding.

Common Stock

The Company has authorized 600,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.  Holders have equal ratable rights to dividends from funds legally available and are entitled to share in assets available for distribution upon liquidation.  Holders do not have preemptive, subscriptive, conversion or cumulative voting rights, and there are no redemption or sinking find provisions or rights.  Holders of common stock have the right to approve any amendment of the Articles of Incorporation, elect directors, approve any plan of merger and approve a plan for the sale, lease or exchange of all of the Company's assets as proposed by the Board of Directors. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the year ended December 31, 2014, the Company issued the following shares of common stock:

·	2,650,000 shares in exchange for services and prepaid valued at $147,000.
·	1,650,000 shares in exchange for advertising and promotion valued at $135,975.
·	9,307,953 shares in exchange for debt and accrued interest valued at $200,856.
·	11,750,000 shares of common stock were retired and replaced by 11,750,000 shares of Series A convertible preferred stock.

During the nine months ended September 30, 2015, the Company issued the following shares of common stock:

·	10,797,781 shares in exchange for debt of $137,095 and accrued interest of $9,934.
·	61,000,000 shares in exchange for accrued liabilities to related parties valued at $2,342,400.
·	14,000,000 shares were returned to treasury and 14,000,000 shares were re-issued from treasury.

There were 368,889,039 and 297,091,258 common shares issued and outstanding as at September 30, 2015 and December 31, 2014, respectively.

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

During the nine months ended September 30, 2015, the Company reissued the following common shares from treasury:

·	13,500,000 shares in exchange for debt of $171,405 and accrued interest of $12,420.
·	500,000 shares in exchange for services valued at $19,200.

At September 30, 2015 and 2014, treasury stock balance was zero.

Table of Conetnts
Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the period ended September 30, 2015, the minority interest recognized $42,189 in losses from the operations. During the period ended September 30, 2014, the minority interest contributed $115,000 in equipment and expenses and recognized $65,768 in losses from the operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	September 30, 2015	December 31, 2014
Accumulated other comprehensive loss – opening balance	$(1,924,426)	$(1,964,556)
Impairment loss on marketable securities	1,620,230	-
Net unrealized loss on available-for-sale securities	(42,986)	40,130
Realized loss on sales of available-for-sale securities	37,600	-
Accumulated other comprehensive loss – ending balance	$(309,582)	$(1,924,426)

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at September 30, 2015, the Company had $563,431 and $564,115 in convertible shareholder loans, respectively, $240,350 and $286,432 convertible notes payable respectively, 27,328,358 and 27,328,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(227,191)	$(139,999)	$(2,707,974)	$(390,768)
Weighted average common shares outstanding, basic and diluted	311,696,942	295,258,068	303,270,389	296,955,907
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	September 30, 2015	September 30, 2014
Total rentals	$149,540	$116,711

Table of Conetnts
Minimum future rental payments under non-cancelable operating leases as of September 30, 2015:

Fiscal Year Ending

2015	$32,395
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$277,151

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company issued 2,111,506 shares of common stock in exchange for services valued at $10,000 and accrued interest of $558.

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

Table of Conetnts

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

All references in this Form 10-Q to the "Company," "Baristas”, "we," "us," or "our" are to Baristas Coffee Company, Inc.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue was $282,714 for the three months ended September 30, 2015 compared to $296,302 for the three months ended September 30, 2014, a decrease of $13,588 or 4.59%. The decrease was primarily due to a reduction in advertising and promotion done by the Company during the quarter.

The changes in our operating expenses are as follows:

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Direct costs	$96,678	$116,238	$(19,560)	(16.83)
Compensation	129,300	170,147	(40,847)	(24.01)
Depreciation and amortization	29,407	38,892	(9,485)	(24.39)
General and administrative	98,142	108,255	(10,113)	(9.34)
Professional expenses	32,976	31,115	1,861	5.98
Stock-based compensation	21,175	20,000	1,175	5.88
Total Operating Expenses	$407,678	$484,647	$(76,969)	(15.88)

Table of Conetnts
Direct costs for generating sales was $96,678 for the three months ended September 30, 2015 compared to $116,238 for the three months ended September 30, 2014, a decrease of 19,560 or 16.83%. The decrease in direct costs for the three months ended September 30, 2015 was primarily the result of decrease of purchases related to decreased sales.

Compensation was $129,300 for the three months ended September 30, 2015 compared to $170,147 in the three months ended September 30, 2014, a decrease of 40,847 or 24.01%. The decrease in compensation for the three months ended September 30, 2015 was primarily due to fewer staff compared to the three months ended September 30, 2014.

Depreciation and amortization expenses for the three months ended September 30, 2015 was $29,407, a decrease of $9,485 or 24.39%, compared to $38,892 in the three months ended September 30, 2014.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses was $98,142 for the three months ended September 30, 2015 compared to $108,255 for the three months ended September 30, 2014, a decrease of $10,113 or 9.34%. The decrease was the result of a decline in business activity during the quarter.

Professional expenses was $32,976 for the three months ended September 30, 2015 compared to $31,115 in the three months ended September 30, 2014, an increase of $1,861 or 5.98%. The Company’s professional expenses were primarily used to meet regulatory filing requirements.

Stock-based compensation consisted of $21,175 in stock issued / granted for compensation in the three months ended September 30, 2015, compared to $20,000 in the three months ended September 30, 2014, an increase of $1,175 or 5.88%.

The changes in other (incomes) expenses were as follows:

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$67,669	$-	$67,669	100.00
Interest expense	15,516	89,154	(73,638)	(82.60)
Gain on loan settlement	(19,799)	(137,500)	117,701	(85.60)
Realized loss on sales of marketable securities	38,841	-	38,841	100.00
Total Other Expenses	$102,227	$(48,346)	$150,573	(311.45)

The Company has issued a number of notes with various maturity dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of the market price and accrue interest at an average rate of 8% per annum. During the periods ended September 30, 2015, and 2014, the Company recognized $15,316 and $0 beneficial conversion fee on convertible shareholder loans respectively.

Table of Conetnts
The Company has issued a number of notes with various maturity dates to unrelated parties. These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum. During the periods ended September 30, 2015 and 2014, the Company recognized $52,353 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

During the three months ended September 30, 2015, 8,915,935 shares were issued, in exchange for debt of $116,603 and accrued interest of $8,710, result a $19,799 gain on settlement. During the period ended September 30, 2014, 7,231,992 shares were issued, in exchange for debt valued at $162,160, resulting in a $137,500 gain on settlement.

During the three months ended September 30, 2015, 2,373,730 shares were re-issued from treasury in exchange for debt of $21,251 and accrued interest of $2,486, resulting in a $10,444 loss on settlement that was reflected in additional paid in capital and retained earnings. During the three months ended September 30, 2014, no loans were settled by treasury stocks.

During the three months ended September 30, 2015, the Company sold 2,350,000 of Reeltime Rentals, Inc ("RLTR") shares for $3,459 and realized a loss of $38,841.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue was $936,752 for the nine months ended September 30, 2015 compared to $912,095 for the nine months ended September 30, 2014, an increase of $24,657 or 2.7%. The increase was primarily due to increase advertising and promotion done by the Company.

The changes in our operating expenses are as follows:

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Direct costs	$327,627	$326,841	$786	0.24
Compensation	435,280	465,055	(29,775)	(6.40)
Depreciation and amortization	112,884	115,976	(3,092)	(2.67)
General and administrative	328,020	255,286	72,734	28.49
Professional expenses	105,300	74,782	30,518	40.81
Stock-based compensation	226,350	35,000	191,350	546.71
Total Operating Expenses	$1,535,461	$1,272,940	$262,521	20.62

Direct costs for generating sales was $327,627 for the nine months ended September 30, 2015 compared to $326,841in the nine months ended September 30, 2014, an increase of 786 or 0.24%. The increase in direct costs for the nine months ended September 30, 2015 was primarily the result of increases in purchases related to increased sales.

Compensation was $435,280 for the nine months ended September 30, 2015 compared to $465,055 for the nine months ended September 30, 2014, a decrease of 29,775 or 6.40%. The decrease in compensation for the nine months ended September 30, 2015 was primarily due to fewer staff compared to the nine months ended September 30, 2014.

Depreciation and amortization expenses for the nine months ended September 30, 2015 was $112,884, a decrease of $3,092 or 2.67%, compared to $115,976 in the nine months ended September 30, 2014.

Table of Conetnts

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses were $328,020 for the nine months ended September 30, 2015 compared to $255,286 for the nine months ended September 30, 2014, an increase of $72,734 or 28.49%. The increase was the result of increased business activity during the nine months ended September 30, 2015.

Professional expenses were $105,300 for the nine months ended September 30, 2015 compared to $74,782 for the nine months ended September 30, 2014, an increase of $30,518 or 40.81%. The Company’s professional expenses were primarily used to meet regulatory filing requirements.

Stock-based compensation consisted of $226,350 in stock issued / granted for compensation in the nine months ended September 30, 2015, compared to $35,000 in the three months ended September 30, 2014, an increase of $191,350 or 546.71%. The increase in stock-based compensation was primarily due to 7,500,000 shares granted to two officers of the Company (3,750,000 shares each) for their services with a value of $190,000.

The changes in our other (incomes) expenses are as follows:

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$269,769	$-	$269,769	100.00
Realized loss on impairment of marketable securities	1,620,230	-	1,620,230	100.00
Interest expense	214,907	167,423	47,484	28.36
Gain on loan settlement	(34,482)	(137,500)	103,018	(74.92)
Realized loss on sales of marketable securities	38,841	-	38,841	100.00
Total Other Expenses	$2,109,265	$29,923	$2,079,342	6,948.98

The Company has issued a number of notes with various maturity dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. During the nine months ended September 30, 2015, and 2014, the Company recognized $105,316 and $0 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturity dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum. During the nine months ended September 30, 2015 and 2014, the Company recognized $164,453 and $0 beneficial conversion fee on convertible loans from un-related parties respectively.

During the nine months ended September 30, 2015, the Company recognized an impairment loss of $1,620,230 on marketable securities based on the highest price of $0.018 per share during April 1, 2013 to March 31, 2015.

During the nine months ended September 30, 2015, 10,797,781 shares were issued, in exchange for debt of $137,095 and accrued interest of $9,934, resulting in a $34,482 gain on settlement. During the nine months ended September 30, 2014, 7,231,992 shares were issued, in exchange for debt valued at $162,160, resulting in a $137,500 gain on settlement.

During the three months ended September 30, 2015, 13,500,000 shares were re-issued from treasury, in exchange for debt of $171,405 and accrued interest of $12,420, resulting in a $34,125 loss on settlement that was reflected in retained earnings. During the three months ended September 30, 2014, no loans were settled by treasury shares.

Table of Conetnts
During the nine months ended September 30, 2015, the Company sold 2,350,000 RLTR shares for $3,459 and realized a loss of $38,841.

Liquidity and Capital Resources

The Company's liquidity may be affected by the general decrease in revenues during the holiday months and by the need to allocate startup costs for potential expansion.

Baristas forecasts opening ten new franchise locations in addition to maintaining our existing locations, during the next 12 month period.  We will receive a franchise fee of $25,000 for each new location ($250,000 in revenue) and anticipate expenses in supporting each new franchise location to be $17,500 ($175,000 in expenses) for an additional net profit of $75,000 before royalties and other revenues. We anticipate hiring an operations manager as franchises are acquired.

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

Going Concern

We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2014, expresses substantial doubt about our ability to continue as a going concern. For the period ended September 30, 2015, we were successful in raising net proceeds of $261,734 through debt financing in order to fund the development and growth of our operations. For the period ended September 30, 2014, the Company received $115,000 cash from minority interest, $152,500 proceeds from issuance of preferred stock and $293,147 net proceeds through debt financing. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended September 30, 2015 and 2014:
	Nine Months Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(269,699)	$(327,888)
Net cash used in investing activities	(929)	(215,362)
Net cash provided by financing activities	261,734	560,647
Net (decrease) increase in cash	$(8,894)	$17,397

For the nine months ended September 30, 2015, we incurred a net loss of $2,665,785. Net cash used in operating activities was $269,698, a net cash used in investing activities was $929 and net cash provided by financing activities was $261,734. For the nine months ended September 30, 2014, we incurred a net loss of $325,000. Net cash used in operating activities was $327,888, net cash used in investing activities was $215,362 and net cash provided by financing activities was $560,647.

Table of Conetnts
Working Capital Information

The following table presents a summary of our cash and working capital deficiency at the end of each period:
	September 30, 2015	December 31, 2014	$ Change	% Change
Cash	$12,577	$21,471	$(8,894)	(41.42)

Current assets	$122,129	$138,112	$(15,983)	(11.57)
Current liabilities	2,185,054	3,745,630	(1,560,576)	(41.66)
Working capital deficiency	$(2,062,925)	$(3,607,518)	$1,544,593	(42.82)

As of September 30, 2015, the Company had a working capital deficiency of $2,062,925, compared to $3,607,518 at December 31, 2014, or a decrease in working capital deficit of $1,544,593 (42.82%). As of September 30, 2015, the Company had cash and cash equivalents of $12,577 as compared to $21,471 on December 31, 2014. For September 30, 2015, current assets decreased $15,983 (11.57%) primarily due to decreases of $8,894 in cash. Current liabilities increased $1,560,576 (41.66%), primarily due to an increase in accounts payable and accrued expenses of $1,513,810 (52.29%), an increase in shareholder loans of $684 (0.12%), and a decrease in notes payable of $46,082 (16.09%).

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

These factors include the following:

·	the time and expense needed to complete the successful launch of the sports bar business;

·	the expense associated with building a network of coffee shops to market the brand;

·	the degree and speed of developing our franchises with franchisees

During 2014, we entered joint venture agreements to launch franchises in new states and as well to develop a sports bar. We have yet to achieve profitability as a result of the Company's non-operating expenses, and the issuance of shares of our common stock to third parties for various services rendered. As we grow, the use of our common stock as currency will decline as our cash availability grows.
In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements, raise additional financing, and the success of our future operations.

Table of Conetnts
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2015.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Conetnts
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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended September 30, 2015, the Company issued the following shares of common stock:

·	10,797,781 shares in exchange for debt of $137,095 and accrued interest of $9,934.
·	61,000,000 shares in exchange for services valued at $2,342,400.
·	14,000,000 shares were returned to treasury and 14,000,000 shares were re-issued from treasury.

Subsequent to September 30, 2015, and through to date of this form, the Company issued the following shares of common stock and preferred stock:

·	2,111,506 shares of common stock in exchange for services valued at $10,000 and accrued interest of $558.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Table of Conetnts

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

Table of Conetnts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARISTAS COFFE COMPANY, INC.

Dated: December 15, 2015	/s/ Barry Henthorn
Barry Henthorn
Chief Executive Officer
(Principal Executive Officer)