Form 10-K
period 2015-12-31
Baristas Coffee Company, Inc.
filed 2016-05-03
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-55254

Baristas Coffee Company, Inc.
 (Exact name of registrant as specified in its charter)
Nevada	20-3118202
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6185 4th Ave., S., Seattle, WA  98032
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (800) 988-7735

 Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

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
Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $16,294,438, based on 65,439,511shares outstanding and a closing price of $0.249. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of April 15, 2016, there were 65,439,511 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Not Applicable

`

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

Our financial statements are stated in United States Dollars (USD) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions

Baristas Coffee Company, Inc. ("BCCI") is a Nevada Corporation that was originally formed on October 18, 1996. Its fiscal year end date is December 31st. Neither the issuer nor any of its predecessors has ever been in bankruptcy, receivership or any other similar proceeding. Our independent public accounting firm has issued a going concern opinion, in our prior financial statements.  This means that our auditors believed there is substantial doubt that we can continue as an on-going business for the next 12 months.

The Company was originally formed as InfoSpi.com in 1996, and developed software programs, hired programmers and procured funding from a venture capital group prior to merging with Innovative Communications Technologies in 2001. At this time the company was renamed Innovative Communications Technologies, Inc. In 2009, Innovative Communications Technologies, Inc. was looking for new opportunities, as its discount long distance business was decreasing and winding down.  Pangea was accumulating coffee shops, formulating a business model and procedures for the Baristas brand.   On December 22, 2009, Innovative Communications Technologies, Inc. acquired greater than a 60% interest in Pangea Networks, Inc. ("Pangea"), DBA Baristas and Inc., for cash, stock, and other consideration, including numerous coffee stands in the greater Seattle area. In May of 2010, the Company changed its name to Baristas Coffee Company, Inc.    The transaction was structured as a partial stock purchase. After the acquisition, the assets and operations were transferred to Innovative Communications Technologies, Inc., and it was renamed to Baristas Coffee Company.   In April 2010, Pangea became inactive.

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

Baristas Coffee Company premiered its reality show "Baristas Grounded in Seattle." The show features the daily lives and challenges of working as a costumed Barista, and will continue to air in different time slots over the next few weeks on WE tv.  The show can also be seen as it aired at http://youtu.be/NnTP58vbc1k.

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

Our Business

Baristas provides its customers the ability to drive up and order their choice of a custom-blended espresso drinks, freshly brewed coffee or other beverages through its drive-thru locations. Baristas is also expanding its core concept into shopping malls and extending its offerings to include a variety of foods such as sandwiches and salads. Baristas believes it offers a high quality option to fast-food, gas station, or institutional coffee. Baristas also sells retail products such as single serve coffee cups of which it has partnered with Amazon for national; online distribution.

Baristas believes it offers its patrons the finest hot and cold beverages, specializing in specialty coffees, blended teas and other custom drinks. In addition, Baristas offers smoothies, fresh-baked pastries and other confections. Seasonally, Baristas will add beverages such as hot apple cider, hot chocolate, frozen coffees and more. Through the year ended December 31, 2015, the Company generated $1,206,771 from the sale of their products. Net losses for the year were$ 6,319,452. For the year ended December 31, 2014, the Company generated $1,222,957 from the sale of their products.Net losses for the year were $3,858,403.

Baristas also holds, as of December 31, 2015, 9,110,000 shares of common stock (approximately 2.7%) of Reeltime Rentals, Inc. ("Reeltime"). Reeltime is a publicly traded media distribution company (ticker symbol RLTR) that leverages a technology developed at Baristas and has holdings in Business Continuity Systems, Inc. ("BUCS") a publicly traded company which currently is called Green Leaf 101.

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

ITEM 3. LEGAL PROCEEDINGS

A default judgment was entered against us in Texas and in the amount of $76,344. We have been paying on this judgement and it will be satisfied within six months.  We do not believe this judgment will have a material impact on our financial statements. Other than this litigation, we know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our assets or properties, or the assets or properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

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

Quarter Ended	Hi Bid	Low Bid
December 31, 2015	$0.21	$0.04
September 30, 2015	$0.26	$0.07
June 30, 2015	$0.47	$0.21
March 31, 2015	$0.62	$0.30
December 31, 2014	$0.40	$0.24
September 30, 2014	$0.385	$0.245
June 30, 2014	$1.58	$0.86
March 31, 2014	$1.30	$0.20

On April 15, 2016, the closing price of our common stock as reported by the OTC Bulletin Board was $0.11 per share.

Holders of Common Stock

As of April 15, 2016, there were approximately 55 holders of record of our common stock. As of such date, 65,439,511 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities

On February 22, 2016, the Company effected a 1:10 reverse stock split. All share and per share information has been retroactively restated for financial presentation of prior periods.

Common Stock

For the Year Ended December 31, 2015:

On December 18, 2015, the Company issued 77,839 shares of common stock to a creditor in settlement of debt of $10,508. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On December 18, 2015, the Company issued 26,692 shares of common stock to a creditor in settlement of debt of $5,338. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On November 11, 2015, the Company issued 211,151 shares of common stock to a creditor in settlement of debt of $10,558. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On September 30, 2015, the Company issued 230,676 shares of common stock to a creditor in settlement of debt of $18,454. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

During the year ended December 31, 2015, these 6,000,000 shares were issued to these two officers. During year ended December 31, 2015, the Company granted 1,000,000 shares to two officers of the Company (500,000 shares each) for their services with a value of $222,100. These shares were issued as at September 16, 2016.

On September 9, 2015, the Company issued 126,345 shares of common stock to a creditor in settlement of debt of $15,793. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On August 26, 2015, the Company issued 168,789 shares of common stock to a creditor in settlement of debt of $21,099. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On August 11, 2015, the Company issued 603,156 shares of common stock, of which 237,373 shares were from treasury, to a creditor in settlement of debt of $60,316. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On July 7, 2015, the Company issued 25,000 shares of common stock from treasury to a consultant for services accrued at $9,600. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 17, 2015, the Company issued 360,274 shares of common stock from treasury to a creditor in settlement of debt of $5,404. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 17, 2015, the Company issued 141,863 shares of common stock from treasury to a creditor in settlement of debt of $21,279. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 17, 2015, the Company issued 175,890 shares of common stock from treasury to a creditor in settlement of debt of $26,384. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 17, 2015, the Company issued 209,167 shares of common stock from treasury to a creditor in settlement of debt of $31,375. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 17, 2015, the Company issued 174,680 shares of common stock from treasury to a creditor in settlement of debt of $26,202. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On June 15, 2015, the Company repurchased 1,000,000 common shares from one of our officers. The Company promised to reissue 1,000,000 common shares to the officer once the increase in authorized shares is approved. The value of the 1,000,000 common shares repurchased from the officer was $284,000 and recorded as accrued liabilities.

On May 27, 2015, the Company issued 158,301 shares of common stock, of which 192,322 shares were from treasury, to a creditor in settlement of debt of $31,660. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On May 12, 2015, the Company issued 206,800 shares of common stock from treasury to a creditor in settlement of debt of $51,700. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On May 6, 2015, the Company issued 25,000 shares of common stock from treasury to a consultant for services accrued at $9,600. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On May 6, 2015, the Company issued 38,878 shares of common stock from treasury to a creditor in settlement of debt of $5,269. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On April 28, 2015, the Company repurchased 400,000 common shares from two officers of the Company (200,000 common shares each officer) and returned those shares to treasury. The Company promised to issue 800,000 common shares back these two officers (400,000 common shares each officer) once the increase in authorized shares is approved. The value of the 400,000 common shares repurchased from the officers was $162,000 and recorded as accrued liabilities. The value of the additional 400,000 common shares which will be issued to the officers was $162,000 and recorded as interest expenses.

On March 11 2015, the Company issued 25,000 shares of common stock to a consultant for services accrued at $9,600. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On March 6, 2015, the Company issued 52,890 shares of common stock to a creditor in settlement of debt of $5,289. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On February 5, 2015, the Company issued 53,260 shares of common stock to a creditor in settlement of debt of $5,326. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On January 28, 2015, the Company issued 75,000 shares of common stock to a consultant for services accrued at $28,800. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

On January 12, 2015, the Company issued 53,055 shares of common stock to a creditor in settlement of debt of $5,306. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

Series A Convertible Preferred Stock

For the Year Ended December 31, 2015:

No preferred stock was issued during the year ended December 31, 2015.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue was $1,206,771 for the year ended December 31, 2015 compared to $1,222,957 for the year ended December 31, 2014, a decrease of $16,186 or 1.32%. The decrease was primarily due to the closing of five coffee stands during the fourth quarter of 2015. We had 7 coffee stands for the year ended December 31, 2015, whereas, we had 12 coffee stands for the period ended December 31, 2014.

On November 10, 2014, the Company entered into a franchise agreement with BMOC USA Partners LLP to open three new coffee stores. Franchise fess revenue was $75,000 for the year ended December 31, 2014. During the year ended December 31, 2015, all the franchises were closed.

The changes in our operating expenses from December 31, 2015 to December 31, 2014 are as follows:
	Years Ended
	December 31,
	2015	2014	$ Change	% Change
Direct costs	$439,550	$433,604	$5,946	1.37
Compensation	577,246	616,614	(39,368)	(6.38)
Depreciation and amortization	140,602	175,401	(34,799)	(19.84)
General and administrative	536,980	710,680	(173,700)	(24.44)
Professional expenses	115,011	114,253	758	0.66
Stock-based compensation	263,220	2,485,275	(2,222,055)	(89.41)
Total Operating Expenses	$2,072,609	$4,535,827	$(2,463,218)	(54.31)

Direct cost was $439,550 for the year ended December 31, 2015 compared to $433,604 for the year ended December 31, 2014, an increase of $5,946 or 1.37% due to increase of commodity price of coffee supplies.

Compensation expenses were $577,246 in the year ended December 31, 2015 compared to $616,614 for the year ended December 31, 2014, a decrease of $39,368 or 6.38%. The decrease of payroll compensation was due to the closures of coffee stands during the fourth quarter of 2015.

Depreciation and amortization expenses for the year ended December 31, 2015 of $140,602, decreased $34,799 from $175,401 or 19.84% from the year ended December 31, 2014.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses of $536,980 for the year ended December 31, 2015 compared to $710,680 for the year ended December 31, 2014, a decrease of $173,700 or 24.44%. The decrease of general and administrative expenses was the result of coffee stand closures during the fourth quarter of 2015.

Professional expenses were $115,011 in the year ended December 31, 2015 compared to $114,253 for the year ended December 31, 2014, an increase of $758 or 0.66%. The professional expenses were primarily used to meet regulatory filing requirements.

Stock-based compensation and compensation expenses consisted of: $263,220 in stock issued for compensation in the year ended December 31, 2015 compared to $2,485,275 in the year ended December 31, 2014, a decrease of $2,222,055or 89.41%; The decrease was primarily due to 60,000,000 shares granted in 2014 by the Company to two of its directors for their service.

The changes in our other loss from December 31, 2015 to December 31, 2014 are as follows:

	Years Ended
	December 31,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$307,769	$411,030	$(103,261)	(25.12)
Fair value adjustment on loan receivable	-	(137,500)	137,500	(100.00)
Impairment of goodwill	2,770,651	-	2,770,651	100.00
Impairment of marketable securities other than temporary	1,620,230	-	1,620,230	100.00
Impairment of loans receivable	296,308	-	296,308	100.00
Interest income	(21,308)	-	(21,308)	100.00
Interest expense	231,024	33,015	198,009	599.75
(Gain) loss on loan settlement	(60,974)	313,988	(374,962)	(119.42)
Loss on assets disposal	96,589	-	96,589	100.00
Realized loss on sales of marketable securities	213,325	-	213,325	100.00
Total Other Expenses	$5,453,614	$620,533	$4,833,081	778.86

The Company has issued a number of notes with various maturities dates to related parties for advances. These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2015 and December 31, 2014 were $579,431 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available. During the year ended December 31, 2015 and 2014, the Company recognized $126,316 and $201,758 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturities dates to unrelated parties. These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2015 and December 31, 2014 were $259,850 and $286,432, respectively. During the year ended December 31, 2015 and 2014, the Company recognized $181,452 and $209,272 beneficial conversion fee on convertible loans from un-related parties respectively.

The intangible assets were purchased along with the hard assets, in December 2009, for $3.5 million in our common stock. After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. During the periods ended December 31, 2015 and 2014, the Company recognized $2,770,651 and $0 impairment loss on goodwill, respectively.

During the year ended December 31, 2015, the Company recognized an impairment loss of $1,620,230 on available for sale marketable security RLTR shares based on the highest price of $0.018 per share, during April 1, 2013 to March 31, 2015. During the year ended December 31, 2015, the Company sold 12,350,000 RLTR shares for $8,975 and realized a loss of $213,325. Accordingly, $199,600 previous unrealized other comprehensive loss was realized and removed from accumulated other comprehensive loss. During the year ended December 31, 2015 and 2014, the Company recognized an unrealized other comprehensive loss of $54,829 and $40,130 unrealized other comprehensive gain, respectively.

The Company has a receivable from a related party for services in prior years. On June 18, 2014, the Company reached a settlement agreement with the related party to pay $300,000, including reimbursement of prior years’ expenses of $162,500. During the year ended December 31, 2014, the Company recorded a gain on fair value adjustment of $137,500.

The Company has a receivable from a related party for services in prior years. On June 18, 2014, the Company reached a settlement agreement with the related party to pay $300,000, including reimbursement of prior years’ expenses of $162,500. During the year ended December 31, 2014, the Company recorded a gain on fair value adjustment of $137,500. During the year ended December 31, 2015, the Company recognized interest income of $21,308 and assigned $25,000 of the loan receivable to a vendor as payment of advertising expenses. At December 31, 2015, the loan receivable and accumulated interest balance of $296,308 was considered uncollectible and was written off. During the year ended December 31, 2015, the Company recognized interest income of $21,308 and assigned $25,000 of the loan receivable to a vendor as payment of advertising expenses. At December 31, 2015, the loan receivable and accumulated interest balance of $296,308 was considered uncollectible and was written off.

During the year ended December 31, 2015, the Company incurred an interest expense of $231,024, compared to $33,015. The increase was primarily due to interest on 400,000 common shares borrowed from two officers during the year ended December 31, 2015.

During the year ended December 31, 2015, 1,395,459 shares in exchange for debt of $333,500 and accrued interest of $23,759, result a $60,974 gain on settlement. During the year ended December 31, 2014, 9,307,953 shares in exchange for debt and accrued interest valued at $200,856, result a $313,988 loss on settlement.

During the year ended December 31, 2015, property and equipment of the five closed stands were disposed and incurred a loss on disposal of $96,589.

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

Going Concern

We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2014, expresses substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2015, we were successful in raising net proceeds of $341,416 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014	$ Change	% Change
Net cash used in operating activities	$(350,553)	$(566,013)	$215,460	(38.07)
Net cash used in investing activities	4,622	(248,047)	252,669	(101.86)
Net cash provided by financing activities	324,460	835,531	(511,071)	(61.17)
Net (decrease) increase in cash	$(21,471)	$21,471	$(42,942)	100.00

For the year ended December 31, 2015, we incurred a net loss of $6,217,175. Net cash used in operating activities was $350,553, net cash received from investing activities was $4,622 and net cash provided by financing was $324,460.

For the year ended December 31, 2014, we incurred a net loss of $3,761,016. Net cash used in operating activities was $566,013 net cash used in investing activities was $248,047 and net cash provided by financing activities was $835,531.

Working Capital Information

The following table presents a summary of our working capital at the end of each period:

	December 31, 2015	December 31, 2014	$ Change	% Change
Cash	$-	$21,471	$(21,471)	(100.00)

Current assets	$23,930	$138,112	$(114,182)	(82.67)
Current liabilities	2,283,355	3,745,630	(1,462,275)	(39.04)
Working capital deficiency	$(2,259,425)	$(3,607,518)	$1,348,093	(37.37)

	2015	2014	$ Change	% Change
Bank overdraft	$2,276	$-	$2,276	100.00
Accounts payable and accrued liabilities	1,441,798	2,895,083	(1,453,285)	(50.20)
Notes payable - related parties	579,431	564,115	15,316	2.72
Notes payable	259,850	286,432	(26,582)	(9.28)
Current Liabilities	$2,283,355	$3,745,630	$(1,462,275)	43

As of December 31, 2015, the Company had a working capital deficit of $2,259,425, compared to $3,607,518 at December 31, 2014, or a decrease in working capital deficit of $1,348,093 (37.37%). As of December 31, 2015, the Company had cash and cash equivalents of $0 as compared to $21,471 on December 31, 2014. For 2015, current assets decreased $114,182 (82.67%) primarily due to a written off $75,000 in franchise fee receivable. Current liabilities decreased $1,462,275 (43%), with a decrease in accounts payable and accrued expenses of $1,453,285 (50.20%), an increase in shareholder loans of $15,316 (2.72%), and a decrease in notes payable of $26,582 (9.28%).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baristas Coffee Company Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$-	$21,471
Franchise Fees Receivable	-	75,000
Inventory	20,496	29,281
Prepaid expenses	3,434	12,360
Total Current Assets	23,930	138,112
Loan receivable	-	300,000
Marketable securities	4,555	82,084
Property & equipment, net	74,355	267,068
Goodwill	-	2,770,651
Intangible assets, net	148,417	188,542
Other assets	8,650	9,750
TOTAL ASSETS	$259,907	$3,756,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$2,276	$-
Accounts payable and accrued liabilities	1,441,798	2,895,083
Notes payable - related parties	579,431	564,115
Notes payable	259,850	286,432
Total Current Liabilities	2,283,355	3,745,630

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 30,000,000 shares authorized: Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 27,328,358 and 27,328,358 shares issued and outstanding, respectively	27,328	27,328
Common Stock, $0.001 par value, 600,000,000 shares authorized; 37,204,585 and 29,709,126 shares issued and outstanding, respectively	37,205	29,709
Additional paid-in capital	12,364,914	9,812,859
Accumulated deficit	(14,208,806)	(7,952,506)
Accumulated other comprehensive loss	(159,425)	(1,924,426)
Total Baristas Coffee Company Inc. stockholders' deficit	(1,938,784)	(7,036)
Noncontrolling interest	(84,664)	17,613
Total equity	(2,023,448)	10,577
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$259,907	$3,756,207

* Common stock retroactively adjusted for 1:10 reverse stock split, effective February 22, 2016.

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Years Ended
	December 31,
	2015	2014

Revenues	$1,206,771	$1,222,957
Franchise Fees	-	75,000
TOTAL REVENUES	1,206,771	1,297,957

OPERATING EXPENSES
Direct costs	439,550	433,604
Compensation	577,246	616,614
Depreciation and amortization	140,602	175,401
General and administrative	536,980	710,680
Professional expenses	115,011	114,253
Stock-based compensation	263,220	2,485,275
Total Operating Expenses	2,072,609	4,535,827
OPERATING LOSS	(865,838)	(3,237,870)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	307,769	411,030
Fair value adjustment on loan receivable	-	(137,500)
Impairment of goodwill	2,770,651	-
Impairment of marketable securities other than temporary	1,620,230	-
Impairment of loans receivable	296,308	-
Interest income	(21,308)	-
Interest expense	231,024	33,015
(Gain) loss on loan settlement	(60,974)	313,988
Loss on assets disposal	96,589	-
Realized loss on sales of marketable securities	213,325	-
Total Other Expenses	5,453,614	620,533

NET LOSS	(6,319,452)	(3,858,403)
Net loss attributable to the noncontrolling interest	102,277	97,387
NET LOSS ATTRIBUTABLE TO
THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(6,217,175)	(3,761,016)

OTHER COMPREHENSIVE INCOME (LOSS)
Impairment of marketable securities	1,620,230	-
Realized loss on sales of marketable securities	199,600	-
Unrealized loss on marketable securities	(54,829)	40,130
NET OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	1,765,001	40,130

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	$(4,452,174)	$(3,720,886)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.13)
Basic and Diluted Weighted Average Common Shares Outstanding	30,327,039	29,663,916

* Common stock retroactively adjusted for 1:10 reverse stock split, effective February 22, 2016.

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Baristas Coffee Company, Inc. Shareholders
					Additional Paid-in Capital			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Preferred Stock		Common Stock			Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2013	7,313,358	$7,313	29,523,331	$29,523	$8,331,337	$-	$(4,191,490)	(1,964,556)	$-	$2,212,127
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	-	-	115,000	115,000
Stock issued for cash	8,265,000	8,265	-	-	193,535	-	-	-	-	201,800
Stock issued for debt	-	-	930,795	931	801,200	-	-	-	-	802,131
Stock issued for services	-	-	430,000	430	282,545	-	-	-	-	282,975
Common stock converted to preferred stock	11,750,000	11,750	(1,175,000)	(1,175)	(10,575)	-	-	-	-	-
Beneficial conversion fees on convertible loans	-	-	-	-	214,817	-	-	-	-	214,817
Net loss	-	-	-	-	-	-	(3,761,016)	-	(97,387)	(3,858,403)
Other comprehensive income	-	-	-	-	-	-	-	40,130	-	40,130
Balance - December 31, 2014	27,328,358	27,328	29,709,126	29,709	9,812,859	$-	(7,952,506)	(1,924,426)	17,613	$10,577
Stock issued for debt	-	-	1,395,459	1,396	238,258	-	-	-	-	239,654
Stock issued for services	-	-	6,100,000	6,100	2,336,300	-	-	-	-	2,342,400
Beneficial conversion fees on convertible loans	-	-	-	-	(22,503)	-	-	-	-	(22,503)
Purchase of treasury stock	-	-	(1,400,000)	-	-	(446,000)	-	-	-	(446,000)
Stock issued from treasury	-	-	1,400,000	-	-	446,000	(39,125)	-	-	406,875
Net loss	-	-	-	-	-	-	(6,217,175)	-	(102,277)	(6,319,452)
Other comprehensive income	-	-	-	-	-	-	-	1,765,001	-	1,765,001
Balance - December 31, 2015	27,328,358	$27,328	37,204,585	$37,205	$12,364,914	$-	$(14,208,806)	$(159,425)	(84,664)	$(2,023,448)

* Common stock retroactively adjusted for 1:10 reverse stock split, effective February 22, 2016.

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Years Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,217,175)	$(3,761,016)
Adjustment to reconcile net loss to net cash provided by operations:
Accrued interest expenses	229,056	-
Bad Debt	77,309	-
Beneficial Conversion Fee	307,769	411,030
Depreciation and amortization	140,602	175,401
Fair value adjustment on shareholder loan	-	(137,500)
Interest income	(21,308)	-
Impairment of goodwill	2,770,651	-
Impairment loss on marketable securities	1,620,230	-
Impairment of loans receivable	296,308	-
Loss on loan settlement	(60,974)	313,988
Loss on assets disposal	96,589	-
Minority interest in net loss of consolidated entities	(102,277)	(97,387)
Non-cash advertising expenses	25,000	-
Realized loss on marketable securities	213,325	-
Stock-based and non-cash compensation	263,220	2,621,249
Unrealized gain on marketable securities	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,309)	(75,000)
Inventory	8,785	1,456
Prepaid	8,926	1,365
Other assets	1,100	(2,090)
Accounts payable and accrued liabilities	(5,380)	(17,509)
Net cash used in operating activities	(350,553)	(566,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,353)	(248,047)
Proceed from sell of marketable securities	8,975	-
Net cash used in investing activities	4,622	(248,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,276	-
Proceeds from issuance of preferred stock	-	201,800
Proceeds from issuance of notes payable	213,100	348,987
Repayment on notes payable	(7,182)	(9,385)
Proceeds from issuance of shareholder loans	128,316	201,758
Repayment on shareholder loans	(12,050)	(22,629)
Proceeds from minority interest	-	115,000
Net cash provided by financing activities	324,460	835,531

Net (decrease) increase in cash and cash equivalents	(21,471)	21,471
Cash and cash equivalents - beginning of period	21,471	-
Cash and cash equivalents - end of period	$-	$21,471

Supplemental Cash Flow:
Cash paid for interest	$1,877	$321
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Common shares issued for accrued interest	$23,759	$9,869
Notes payable settled by common shares	$101,000	$193,631
Shareholder loans settled by common shares	$232,500	$608,500
Purchase of treasury stock	$(446,000)	$-
Common shares issued from treasury stock	$446,000	$-
Common shares issued for accrued share-based compensation	$2,342,400	$-
Treasury stock issued for accrued share-based compensation	$19,200	$-

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

On February 22, 2016, the Company effected a 1:10 reverse stock split. All share and per share information has been retroactively restated for financial presentation of prior periods.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2015 and  December 31, 2014, the Company had $0 and $21,471, respectively.

Accounts Receivable
The Company's accounts receivable consists of trade receivables from franchisee. The Company evaluates the collectability of its franchise fees receivable on an on-going basis and write off the amount when it is considered to be uncollectible. During the years ended December 31, 2015, the Company wrote off franchisee receivables of $75,000 and other accounts receivable of $2,309 as bad debt expenses.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were an impairment loss of $1,620,230, an unrealized loss of $54,829 and a realized loss of $199,600 for the period ended December 31, 2015 and an unrealized gain of $40,130 for the period ended December 31, 2014, respectively.

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

	As at December 31, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$4,555	$4,555	-	-	$4,555

Total	$4,555	$4,555	-	-	$4,555

	As at December 31, 2014 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available-for-sale	$82,084	$82,084	-	-	$82,084

Total	$82,084	$82,084	-	-	$82,084

Impairment
The Company assesses at the end of each reporting period whether there is objective evidence that financial assets are impaired. A financial asset is impaired and impairment losses are incurred if, and only if, there is objective evidence of impairment as a result of one or more events that occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows of the financial asset that can be reliably estimated. The Company recognized $1,620,230 and $0 impairment loss on marketable securities during the years ended December 31, 2015 and 2014, respectively.

Inventories
Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at December 31, 2015 and December 31, 2014 the Company determined that no reserve was required.

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

Goodwill
We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. The Company recognized $2,770,651 and $0 impairment loss on goodwill during the years ended December 31, 2015 and 2014, respectively.

Other Intangible Assets
Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended December 31, 2015 and  2014.

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

Consolidated revenues are presented net of intercompany eliminations for investees controlled by the Company. Additionally, consolidated revenues are recognized net of any discounts, returns, allowances and sales incentives, including coupon redemptions and rebates. Company-operated stores revenues are recognized when payment is tendered at the point of sale. Company-operated store revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities. All revenue is recognized when (i) persuasive evidence of an arrangement exists; (ii) the service or sale is completed; (iii) the price is fixed or determinable; and (iv) the ability to collect is reasonably assured.

Revenues from conventional franchised restaurants include initial fees and royalties based on a percent of sales. Initial fees are recognized upon opening of a restaurant or granting of a new franchise term, which is when the Company has performed substantially all initial services required by the franchise arrangement.   Royalties are recognized in the period earned.

During the periods ended December 31, 2015 and  2014, the Company recognized initial franchise fees of $0 and $75,000, respectively.

Marketing & Advertising
Advertising costs are expensed as incurred.  Advertising costs totaled $68,799 and $208,927 for the periods ended December 31, 2015 and  2014, respectively.

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

Stock-based expenses to employees and consultants for general and administration services totaled $263,220 and $2,485,275, for the years ended December 31, 2015 and  2014, respectively. Stock-based expenses to consultants for advertising and promotion totaled $0 and $135,974, for the periods ended December 31, 2015 and  2014, respectively.

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

Earnings per Share
Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.   The Company incurred a net loss for periods ended December 31, 2015 and  2014, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As at December 31, 2015, convertible shareholder loans of $579,431, convertible notes payable of $259,850 and 27,328,358 shares of preferred stock were considered to be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2015, the Company has a loss from operations of $6,319,452 and an accumulated deficit of $14,208,806. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 3 – INVENTORY

Inventories were comprised of:

	December 31, 2015	December 31, 2014
Coffee and merchandise held for sale	$20,496	$29,281

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of December 31, 2015 and December 31, 2014. The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price, less a marketability discount of 15%.  The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

During the year ended December 31, 2015, the Company recognized an impairment loss of $1,620,230 on RLTR shares based on the highest price of $0.018 per share, during April 1, 2013 to March 31, 2015.

During the year ended December 31, 2015, the Company sold 12,350,000 RLTR shares for $8,975 and realized a loss of $213,325. Accordingly, $199,600 previous unrealized other comprehensive loss was realized and removed from accumulated other comprehensive loss.

During the year ended December 31, 2015 and 2014, the Company recognized an unrealized other comprehensive loss of $54,829 and $40,130 unrealized other comprehensive gain, respectively.

December 31, 2015

	Cost	Sold	Realized Losses	Unrealized Losses	Fair Value
RLTR	$2,006,510	$22,700	$1,819,830	$159,425	$4,555
BUCS	-	-	-	-	-
Total	$2,006,510	$22,700	$1,819,830	$159,425	$4,555

December 31, 2014

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
RLTR	$2,006,510	$-	$1,924,426	$82,084
BUCS	-	-	-	-
Total	$2,006,510	$-	$1,924,426	$82,084

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2015	December 31, 2014
Buildings and leaseholds	$302,963	$402,963
Machinery and equipment	179,353	215,000
Computer equipment	6,400	17,382
Furniture and fixtures	9,065	19,065
Property, plant and equipment, gross	497,781	654,410
Less accumulated depreciation	(423,426)	(387,342)
Property, plant and equipment, net	$74,355	$267,068

During the periods ended December 31, 2015 and 2014, the Company recorded depreciation of $100,477 and $130,901, loss on fixed assets disposal of $96,589 and $0, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	December 31, 2015	December 31, 2014
Goodwill	$-	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(194,083)	(153,958)
Definite-lived intangibles, net	148,417	188,542
Total intangible assets and goodwill	$148,417	$2,959,193

During the periods ended December 31, 2015 and 2014, the Company recorded amortization of $40,125 and $44,500, respectively..

Goodwill

The intangible assets were purchased along with the hard assets, in December 2009, for $3.5 million in our common stock. After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. During the periods ended December 31, 2015 and 2014, the Company recognized $2,770,651 and $0 impairment loss on goodwill, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	December 31, 2015	December 31, 2014

Accounts payable	$151,267	$73,456
Accrued liabilities	949,566	2,453,646
Prepaid gift card	22,577	20,324
Taxes payable	318,388	347,657
	$1,441,798	$2,895,083

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended December 31, 2014, the Company granted 6,000,000 shares to two officers of the Company (3,000,000 shares each) for their services with a value of $2,304,000.

During the year ended December 31, 2015, these 6,000,000 shares were issued to these two officers. During year ended December 31, 2015, the Company granted 1,000,000 shares to two officers of the Company (500,000 shares each) for their services with a value of $222,100. These shares were issued as at September 16, 2016.

On April 28, 2015, the Company repurchased 400,000 common shares from two officers of the Company (200,000 common shares each officer) and returned those shares to treasury. The Company promised to issue 800,000 common shares back these two officers (400,000 common shares each officer) once the increase in authorized shares is approved. The value of the 400,000 common shares repurchased from the officers was $162,000 and recorded as accrued liabilities. The value of the additional 400,000 common shares which will be issued to the officers was $162,000 and recorded as interest expenses.

On June 15, 2015, the Company repurchased 1,000,000 common shares from one of our officers. The Company promised to reissue 1,000,000 common shares to the officer once the increase in authorized shares is approved. The value of the 1,000,000 common shares repurchased from the officer was $284,000 and recorded as accrued liabilities.

Loan Receivable

The Company has a receivable from a related party for services in prior years. On June 18, 2014, the Company reached a settlement agreement with the related party to pay $300,000, including reimbursement of prior years’ expenses of $162,500. During the year ended December 31, 2014, the Company recorded a gain on fair value adjustment of $137,500.

During the year ended December 31, 2015, the Company recognized interest income of $21,308 and assigned $25,000 of the loan receivable to a vendor as payment of advertising expenses. At December 31, 2015, the loan receivable and accumulated interest balance of $296,308 was considered uncollectible and was written off.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2015 and December 31, 2014 were $579,431 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available. During the year ended December 31, 2015 and 2014, the Company recognized $126,316 and $201,758 beneficial conversion fee on convertible shareholder loans respectively.

NOTE 9 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties.   These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum.  Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2015 and December 31, 2014 were $259,850 and $286,432, respectively. During the year ended December 31, 2015 and 2014, the Company recognized $181,452 and $209,272 beneficial conversion fee on convertible loans from un-related parties respectively.

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

During the year ended December 31, 2014, the Company issued the following shares of Series A Convertible Preferred Stock:

•	300,000 shares to a non-affiliated investor for cash of $15,000.
•	7,965,000 shares to officers and directors for cash of $186,800.
•	11,750,000 shares to officers and director to replace 11,750,000 shares of common stock, which were cancelled.

No new preferred stock was issued during the year ended December 31, 2015.

There were 27,328,358 shares of Series A Convertible Preferred Stock issued and outstanding at December 31, 2015 and December 31, 2014, respectively.

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

On February 22, 2016, the Company effected a 1:10 stock split. All share and per share information has been retroactively restated for financial presentation of prior periods.

During the year ended December 31, 2015, the Company issued the following shares of common stock:

•	1,395,459 shares in exchange for debt of $333,500 and accrued interest of $23,759.
•	6,100,000 shares in exchange for accrued liabilities to related parties valued at $2,342,400.
•	1,400,000 shares were returned to treasury and 14,000,000 shares were re-issued from treasury.

During the year ended December 31, 2014, the Company issued the following shares of common stock:

•	265,000 shares in exchange for services and prepaid valued at $147,000.
•	165,000 shares in exchange for advertising and promotion valued at $135,975.
•	930,795 shares in exchange for debt and accrued interest valued at $200,856.
•	1,175,000 shares of common stock were retired and replaced by 11,750,000 shares of Series A convertible preferred stock.

There were 37,204,585 and 29,709,126 common shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the year ended December 31, 2015 and 2014, the minority interest recognized $102,277 $97,387 in losses from the operations, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	December 31, 2014	December 31, 2014
Accumulated other comprehensive loss, opening balance	$(1,924,426)	$(1,964,556)
Net unrealized gains on available-for-sale securities	1,765,001	40,130
Accumulated other comprehensive loss, ending	$(159,425)	$(1,924,426)

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at December 31, 2015 and December 31, 2014, the Company had $579,431 and $564,115 in convertible shareholder loans, respectively, $259,850 and $286,432 convertible notes payable, respectively, and 27,328,358 and 27,328,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended December 31, 2015 and  2014:

	Years Ended
	December 31,
	2015	2014
NET LOSS	(6,319,452)	(3,858,403)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.13)
Basic and Diluted Weighted Average Common Shares Outstanding	30,327,039	29,663,916

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	December 31, 2015	December 31, 2014
Total rentals	$157,283	$148,502

Minimum future rental payments under non-cancelable operating leases as of December 31,, 2015:

Fiscal Year Ending
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$244,756

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	December 31,
	2015	2014
		(Restated)
Income tax rate	34%	34%
Income tax benefit	$(2,148,614)	$(1,318,757)
Less change in valuation allowance	2,148,614	1,318,757
Income tax expense per books	$-	$-

The deferred income tax assets consist of the following at:

	Years Ended
	December 31,
	2015	2014
Deferred tax assets
Net operating losses	$2,063,814	$2,002,758
Deferred stock based compensation	1,543,720	1,280,500
Deferred tax assets	3,607,534	3,283,258
Less valuation allowance	(3,607,534)	(3,283,258)
Net deferred tax attributes	$-	$-

As of December 31, 2015, the Company has approximately $10,500,000 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2016 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Pursuant to Internal Revenue Code Sections 382, use of our net operating loss carry forward could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

The Company files income tax returns in the United States federal jurisdiction. As of December 31, 2015, the tax returns for the Company for the years ending 2010 through 2015 remain open to examination by the Internal Revenue Service. The Company is not currently under examination for any period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company issued 28,234,926 shares of common stock.

Management has evaluated subsequent events through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2015 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Date First Elected or Appointment	Positions Held with Our Company
Barry Henthorn	49	July 10, 2000	CEO, CFO, Principal Accounting Officer, Secretary, Director
Troy Scott Steciw	51	May 5, 2010	President, Treasurer, Director

Business Experience
The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Barry Henthorn

Mr. Henthorn, CEO, CFO, and Director, has held these positions with Baristas since 2009.  Mr. Henthorn has a long history in founding start-up companies, as well as providing business guidance and funding. An inventor and pioneer in the development and marketing of telecommunications technologies, Mr. Henthorn has been advising US corporations in a variety of industries since the early 1990's. While CEO of Emerald City Cellular, he developed the free cellular phone. While CEO of Innovative Communications Technologies, he was the architect of the VOPT voice protocol, which pioneered the elimination of charges for long distance calling, While CEO of ReelTime he developed the ability to stream DVD quality video over the internet.. Mr. Henthorn has been featured for his contributions in publications such as Forbes, The New York Times, Washington CEO, The Seattle Times, The Wall Street Journal, Variety, and others. Mr. Henthorn previous experience with public companies and his background in managing business and providing business consultation advice makes him suitable to be a director.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2015 and 2014, our officers and directors, Barry Henthorn and T. Scott Steciw, have not yet filed a Form 3 reporting their beneficial ownership of the Company's common stock, nor a Schedule 13d.

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

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Barry Henthorn, CEO, Principal Accounting officer, Secretary (1)	2015 2014	0 0	0 0	111,050 1,152,000	0 0	0 0	0 0	0 0	111,050 1,152,000

T. Scott Steciw, President, Treasurer (1)	2015 2014	0 0	0 0	111,050 1,152,000	0 0	0 0	0 0	0 0	111,050 1,152,000

(1)  On March 1, 2015, Messrs. Henthorn and Steciw signed an employment agreement which provides for compensation of 500,000 shares of common stock each per year for the years 2009 through 2015 (totaling 3,000,000 shares each), and 500,000 shares each per year for the years 2016 through 2020 (totaling 3,000,000 shares each).  The shares were issued during the year ended December 31, 2015.

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

On March 1, 2015, Messrs. Henthorn and Steciw signed an employment agreement which provides for compensation of 500,000 shares of common stock each per year for the years 2009 through 2015 (totaling 3,000,000 shares each), and 500,000 shares each per year for the years 2016 through 2020 (totaling 3,000,000 shares each).  The shares were issued during the year ended December 31, 2015.

No fees were paid to Messrs. Henthorn and Steciw during the year ended 2015

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 15, 2015, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Title of Class	Name and address of beneficial owner	Nature of Beneficial Ownership	Amount of beneficial ownership(1, 2, 3)	Percent of class
Common Stock	Barry Henthorn 411 Washington Ave., Kent, WA 98032	Direct	39,244,933	10.49%
Common Stock	T. Scot Steciw 411 Washington Ave., Kent, WA 98032	Direct	47,429,175	12.67%
	All directors and executive officers as a group (2 persons)		86,674,168	35.33%

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 15, 2015,: (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 15, 2015, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock, convertible debt, and on exercise of the warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. There are currently insufficient shares of common stock authorized to allow conversion of all preferred shares, which violates the terms of the Certificate of Designation.

(2)
Includes 25,628,358 shares of the Company's Preferred A Stock. Each Preferred A share may be converted into one (1) share of the Company's common stock without additional consideration.  As April 15, 2015, Barry Henthorn owned 12,762,358 shares of preferred stock and T. Scott Steciw owned 12,866,000 shares of preferred stock.

(3)
Includes $165,713 in convertible notes ("the Notes") that are convertible into shares of common stock at a conversion price of approximately $0.02 per share.  As of April 15, 2015, Barry Henthorn has convertible notes totaling $72,450 and T. Scott Steciw $93,263, which covert to approximately 3,622,500 and 4,663,175, shares of common stock, respectively.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances.   These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities.  The outstanding balances at December 31, 2015 and December 31, 2014 were $579,431 and $564,115, respectively. The Company plans to pay the loans back as cash flows become available. During the year ended December 31, 2015 and 2014, the Company recognized $126,316 and $201,758 beneficial conversion fee on convertible shareholder loans respectively.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and 2014, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees (1)	$20,000	$18,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$20,000	$18,500

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

Baristas Coffee Company Inc. a Nevada corporation

May 2, 2016	By:	/s/ Barry Henthorn
	Its:	Barry Henthorn
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Henthorn	May 2, 2016
Barry Henthorn
Its:	Chief Executive Officer, Chief Financial Officer, Director
(Principal Executive and Financial Officer)

By:	/s/ Troy Scott Steciw	May 2, 2016
Tory Scott Steciw
Its:	President, Treasurer, Director