Form 10-K/A
period 2015-12-31
Baristas Coffee Company, Inc.
filed 2016-07-11
CIK 1586468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
Amendment No. 1

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
Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6,956,425, based on 27,937,448 shares outstanding and a closing price of $0.249. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of May 31, 2016, there were 71,603,170 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Not Applicable

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Baristas Coffee Company, Inc., a Nevada corporation (the “Company”), for the fiscal year ended December 31, 2015, and filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2016, (the “Original Filing”); is to revise the disclosures in the Original Filing and include in this Amendment restated unaudited financial statements for the fiscal year ended December 31, 2015, to replace the unaudited financial statements included in the Original Filing.  Subsequent to the filing by the Company on May 3, 2016, the Company adjusted accounts for changes in management estimates and assumptions. The Amendment has updated for these changes to the financial statements and for changes to the rest of the Annual Report as required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA has been revised for the changes in management’s estimates and assumptions. The financial statements included in the Original Filing and in this Amendment are unaudited and prepared by management. These financial statements have not been audited or reviewed by an independent registered public accounting firm or an independent certified public accountant, and are solely those of management.  Shareholders or those considering owning our common stock should be advised that management does not have experience in preparing financial statements.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION has been revised to disclose for the changes in management’s estimates and assumptions.

ITEM 9A. CONTROLS AND PROCEDURES in this Amendment has been restated to specify that the controls of the Company had failed.

For the convenience of the reader, except as to the restatement of the financial statements contained in this Amendment, and any other changes contained herein, the Company incorporates and restates the Original Filing in its entirety. Accordingly, this Amendment should be read in conjunction with the Original Filing. Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934 requires the Company’s Principal Executive Officer and Principal Financial Officer to file certifications to this amendment. Because the financial statements are unaudited, the Principal Executive Officer and Principal Financial Officer are not filing certifications to this amendment.

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

The Company's common stock currently trades on the OTC Markets’ Pink Sheets under the symbol BCCI.

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

Baristas believes it offers its patrons the finest hot and cold beverages, specializing in specialty coffees, blended teas and other custom drinks. In addition, Baristas offers smoothies, fresh-baked pastries and other confections. Seasonally, Baristas will add beverages such as hot apple cider, hot chocolate, frozen coffees and more. Through the year ended December 31, 2015, the Company generated $1,206,771 from the sale of their products. Net losses for the year were $3,252,493. For the year ended December 31, 2014, the Company generated $1,222,957 from the sale of their products.Net losses for the year were $3,858,403.

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

For the next 12 months, Baristas forecasts opening ten new  locations, in addition to maintaining our existing locations.

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

ITEM 3. LEGAL PROCEEDINGS

A default judgment was entered against us in Texas and in the amount of $76,344. We have been paying on this judgement. We do not believe this judgment will have a material impact on our financial statements. Other than this litigation, we know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our assets or properties, or the assets or properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter market and is quoted on the Over the Counter Bulletin Board and on the OTCQB operated by the OTC Markets Group, Inc. under the symbol "BCCI." Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.

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

On May 31, 2016, the closing price of our common stock as reported by the OTC Bulletin Board was $0.05 per share.

Holders of Common Stock

As of May 31, 2016, there were approximately 55 holders of record of our common stock. As of such date, 71,603,170 shares of our common stock were issued and outstanding.

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

Common Stock

For the Year Ended December 31, 2015:

The Company issued 400,000 common post-reverse shares authorized to Atwood & McCall, PLCC for Legal Services rendered  June 14, 2015.  Distribution of 200,000 shares were issued in the name of James Atwood, and 200,000 shares were issued in the name of Victor McCall.

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

During the year ended December 31, 2015, these 6,000,000 shares were issued to these two officers. During year ended December 31, 2015, the Company granted 1,000,000 shares to two officers of the Company (500,000 shares each) for their services with a value of $222,100. These shares were issued as at September 16, 2015.

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

On May 27, 2015, the Company issued 158,301 shares of common stock, of which 129,322 shares were from treasury, to a creditor in settlement of debt of $31,660. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

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

Stock-based compensation and compensation expenses consisted of: $263,220 in stock issued for compensation in the year ended December 31, 2015 compared to $2,485,275 in the year ended December 31, 2014, a decrease of $2,222,055 or 89.41%; The decrease was primarily due to 60,000,000 shares granted in 2014 by the Company to two of its directors for their service.

The changes in our other loss from December 31, 2015 to December 31, 2014 are as follows:

	Years Ended
	December 31,
	2015	2014	$ Change	% Change
Beneficial conversion fee	$307,769	$411,030	$(103,261)	(25.12)
Fair value adjustment on loan receivable	-	(137,500)	137,500	(100.00)
Impairment of marketable securities other than temporary	1,620,230	-	1,620,230	100.00
Interest income	(21,308)	-	(21,308)	100.00
Interest expense	231,024	33,015	198,009	599.75
(Gain) loss on loan settlement	(60,974)	313,988	(374,962)	(119.42)
Loss on assets disposal	96,589	-	96,589	100.00
Realized loss on sales of marketable securities	213,325	-	213,325	100.00
Total Other Expenses	$2,386,655	$620,533	$1,766,122	284.61

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

During the year ended December 31, 2015, property and equipment of the five closed stands were disposed and incurred a loss on disposal of $96,589. No property and equipment were disposed during the year ended December 31, 2014.

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

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014	$ Change	% Change
Net cash used in operating activities	$(350,553)	$(566,013)	$215,460	(38.07)
Net cash provided by (used in) investing activities	4,622	(248,047)	252,669	(101.86)
Net cash provided by financing activities	324,460	835,531	(511,071)	(61.17)
Net (decrease) increase in cash	$(21,471)	$21,471	$(42,942)	(200.00)

For the year ended December 31, 2015, we incurred a net loss of $3,252,493. Net cash used in operating activities was $350,553, net cash received from investing activities was $4,622 and net cash provided by financing was $324,460.

For the year ended December 31, 2014, we incurred a net loss of $3,858,403. Net cash used in operating activities was $566,013 net cash used in investing activities was $248,047 and net cash provided by financing activities was $835,531.

Working Capital Information

The following table presents a summary of our working capital at the end of each period:

	December 31, 2015	December 31, 2014	$ Change	% Change
Cash	$-	$21,471	$(21,471)	(100.00)

Current assets	$23,930	$138,112	$(114,182)	(82.67)
Current liabilities	2,283,355	3,745,630	(1,462,275)	(39.04)
Working capital deficiency	$(2,259,425)	$(3,607,518)	$1,348,093	(37.37)

	2015	2014	$ Change	% Change
Bank overdraft	$2,276	$-	$2,276	100.00
Accounts payable and accrued liabilities	1,441,798	2,895,083	(1,453,285)	(50.20)
Notes payable - related parties	579,431	564,115	15,316	2.72
Notes payable	259,850	286,432	(26,582)	(9.28)
Current Liabilities	$2,283,355	$3,745,630	$(1,462,275)	(39.04)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Baristas Coffee Company Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$-	$21,471
Franchise Fees Receivable	-	75,000
Inventory	20,496	29,281
Prepaid expenses	3,434	12,360
Total Current Assets	23,930	138,112
Loan receivable	296,308	300,000
Marketable securities	4,555	82,084
Property & equipment, net	74,355	267,068
Goodwill	2,770,651	2,770,651
Intangible assets, net	148,417	188,542
Other assets	8,650	9,750
TOTAL ASSETS	$3,326,866	$3,756,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$2,276	$-
Accounts payable and accrued liabilities	1,441,798	2,895,083
Notes payable - related parties	579,431	564,115
Notes payable	259,850	286,432
Total Current Liabilities	2,283,355	3,745,630

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 30,000,000 shares authorized: Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 27,328,358 and 27,328,358 shares issued and outstanding, respectively	27,328	27,328
Common Stock, $0.001 par value, 600,000,000 shares authorized; 37,204,585 and 29,709,126 shares issued and outstanding, respectively	37,205	29,709
Additional paid-in capital	12,364,914	9,812,859
Accumulated deficit	(11,141,847)	(7,952,506)
Accumulated other comprehensive loss	(159,425)	(1,924,426)
Total Baristas Coffee Company Inc. stockholders' equity (deficit)	1,128,175	(7,036)
Noncontrolling interest	(84,664)	17,613
Total equity	1,043,511	10,577
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,326,866	$3,756,207

* Common stock retroactively adjusted for 1:10 reverse stock split, effective February 22, 2016.

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Years Ended
	December 31,
	2015	2014

Revenues	$1,206,771	$1,222,957
Franchise Fees	-	75,000
TOTAL REVENUES	1,206,771	1,297,957

OPERATING EXPENSES
Direct costs	439,550	433,604
Compensation	577,246	616,614
Depreciation and amortization	140,602	175,401
General and administrative	536,980	710,680
Professional expenses	115,011	114,253
Stock-based compensation	263,220	2,485,275
Total Operating Expenses	2,072,609	4,535,827
OPERATING LOSS	(865,838)	(3,237,870)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	307,769	411,030
Fair value adjustment on loan receivable	-	(137,500)
Impairment of marketable securities other than temporary	1,620,230	-
Interest income	(21,308)	-
Interest expense	231,024	33,015
(Gain) loss on loan settlement	(60,974)	313,988
Loss on assets disposal	96,589	-
Realized loss on sales of marketable securities	213,325	-
Total Other Expenses	2,386,655	620,533

NET LOSS	(3,252,493)	(3,858,403)
Net loss attributable to the noncontrolling interest	102,277	97,387
NET LOSS ATTRIBUTABLE TO
THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(3,150,216)	(3,761,016)

OTHER COMPREHENSIVE INCOME (LOSS)
Impairment of marketable securities	1,620,230	-
Realized loss on sales of marketable securities	199,600	-
Unrealized gain (loss) on marketable securities	(54,829)	40,130
NET OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	1,765,001	40,130

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	$(1,385,215)	$(3,720,886)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.13)
Basic and Diluted Weighted Average Common Shares Outstanding	30,327,039	29,663,916

* Common stock retroactively adjusted for 1:10 reverse stock split, effective February 22, 2016.

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Baristas Coffee Company, Inc. Shareholders
					Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount

Balance December 31, 2013	7,313,358	$7,313	29,523,331	$29,523	$8,331,337	$-	$(4,191,490)	(1,964,556)	$-	$2,212,127
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	-	-	115,000	115,000
Stock issued for cash	8,265,000	8,265	-	-	193,535	-	-	-	-	201,800
Stock issued for debt	-	-	930,795	931	801,200	-	-	-	-	802,131
Stock issued for services	-	-	430,000	430	282,545	-	-	-	-	282,975
Common stock converted to preferred stock	11,750,000	11,750	(1,175,000)	(1,175)	(10,575)	-	-	-	-	-
Beneficial conversion fees on convertible loans	-	-	-	-	214,817	-	-	-	-	214,817
Net loss	-	-	-	-	-	-	(3,761,016)	-	(97,387)	(3,858,403)
Other comprehensive income	-	-	-	-	-	-	-	40,130	-	40,130
Balance - December 31, 2014	27,328,358	27,328	29,709,126	29,709	9,812,859	$-	(7,952,506)	(1,924,426)	17,613	$10,577
Stock issued for debt	-	-	1,395,459	1,396	238,258	-	-	-	-	239,654
Stock issued for services	-	-	6,100,000	6,100	2,336,300	-	-	-	-	2,342,400
Beneficial conversion fees on convertible loans	-	-	-	-	(22,503)	-	-	-	-	(22,503)
Purchase of treasury stock	-	-	(1,400,000)	-	-	(446,000)	-	-	-	(446,000)
Stock issued from treasury	-	-	1,400,000	-	-	446,000	(39,125)	-	-	406,875
Net loss	-	-	-	-	-	-	(3,150,216)	-	(102,277)	(3,252,493)
Other comprehensive income	-	-	-	-	-	-	-	1,765,001	-	1,765,001
Balance - December 31, 2015	27,328,358	$27,328	37,204,585	$37,205	$12,364,914	$-	$(11,141,847)	$(159,425)	(84,664)	$1,043,511

* Common stock retroactively adjusted for 1:10 reverse stock split, effective February 22, 2016.

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Years Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,150,216)	$(3,761,016)
Adjustment to reconcile net loss to net cash provided by operations:
Accrued interest expenses	229,056	-
Bad Debt	77,309	-
Beneficial Conversion Fee	307,769	411,030
Depreciation and amortization	140,602	175,401
Fair value adjustment on shareholder loan	-	(137,500)
Interest income	(21,308)	-
Impairment loss on marketable securities	1,620,230	-
Loss on loan settlement	(60,974)	313,988
Loss on assets disposal	96,589	-
Minority interest in net loss of consolidated entities	(102,277)	(97,387)
Non-cash advertising expenses	25,000	-
Realized loss on marketable securities	213,325	-
Stock-based and non-cash compensation	263,220	2,621,249
Changes in operating assets and liabilities:
Accounts receivable	(2,309)	(75,000)
Inventory	8,785	1,456
Prepaid	8,926	1,365
Other assets	1,100	(2,090)
Accounts payable and accrued liabilities	(5,380)	(17,509)
Net cash used in operating activities	(350,553)	(566,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,353)	(248,047)
Proceed from sell of marketable securities	8,975	-
Net cash used in investing activities	4,622	(248,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,276	-
Proceeds from issuance of preferred stock	-	201,800
Proceeds from issuance of notes payable	213,100	348,987
Repayment on notes payable	(7,182)	(9,385)
Proceeds from issuance of shareholder loans	128,316	201,758
Repayment on shareholder loans	(12,050)	(22,629)
Proceeds from minority interest	-	115,000
Net cash provided by financing activities	324,460	835,531

Net (decrease) increase in cash and cash equivalents	(21,471)	21,471
Cash and cash equivalents - beginning of period	21,471	-
Cash and cash equivalents - end of period	$(0)	$21,471

Supplemental Cash Flow:
Cash paid for interest	$1,877	$321
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Common shares issued for accrued interest	$23,759	$9,869
Notes payable settled by common shares	$101,000	$193,631
Shareholder loans settled by common shares	$232,500	$608,500
Purchase of treasury stock	$(446,000)	$-
Common shares issued from treasury stock	$446,000	$-
Common shares issued for accrued share-based compensation	$2,342,400	$-
Treasury stock issued for accrued share-based compensation	$19,200	$-

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

Goodwill
We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no goodwill impairment charges recorded during the years ended December 31, 2015 and 2014.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of December 31, 2015, the Company has a loss from operations of $3,252,493 and an accumulated deficit of $11,141,847. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	December 31, 2015	December 31, 2014
Goodwill	$2,770,651	$2,770,651
Definite-lived intangibles:
Trademarks	100,000	100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(194,083)	(153,958)
Definite-lived intangibles, net	148,417	188,542
Total intangible assets and goodwill	$2,919,068	$2,959,193

During the periods ended December 31, 2015 and 2014, the Company recorded amortization of $40,125 and $44,500, respectively.

Goodwill

The intangible assets were purchased along with the hard assets, in December 2009, for $3.5 million in our common stock. After the assets and intangible assets were identified, the remaining $2,770,651 was recorded as goodwill. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As at December 31, 2015 and 2014, the Company determined that no such impairment existed.
As at December 31, 2015, the Company determined that no such impairment existed based on the following financial and non-financial considerations:
•	As at December 31, 2015 the company’s market capitalization was approximately $4,000,000 and has historically exceeded goodwill.
•	Management has been actively building brand awareness through obtaining a brand patent, establishing multiple locations, periphery product branding, and development of a pilot TV episode.
•	The Company is expanding into additional product lines and actively developing additional sources of revenues.
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	December 31, 2015	December 31, 2014

Accounts payable	$151,267	$73,456
Accrued liabilities	949,566	2,453,646
Prepaid gift card	22,577	20,324
Taxes payable	318,388	347,657
	$1,441,798	$2,895,083

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

During the year ended December 31, 2015, the Company recognized interest income of $21,308 and assigned $25,000 of the loan receivable to a vendor as payment of advertising expenses. At December 31, 2015, the Company evaluated that the loan receivable and accumulated interest balance of $296,308 was collectible.

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

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the year ended December 31, 2015 and 2014, the minority interest recognized $102,277 and $97,387 in losses from the operations, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss).  Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	December 31, 2015	December 31, 2014
Accumulated other comprehensive loss, opening balance	$(1,924,426)	$(1,964,556)
Net unrealized gains on available-for-sale securities	1,765,001	40,130
Accumulated other comprehensive loss, ending	$(159,425)	$(1,924,426)

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014
NET LOSS	(3,252,493)	(3,858,403)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.13)
Basic and Diluted Weighted Average Common Shares Outstanding	30,327,039	29,663,916

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	December 31, 2015	December 31, 2014
Total rentals	$157,283	$148,502

Minimum future rental payments under non-cancelable operating leases as of December 31, 2015:

Fiscal Year Ending
2016	120,341
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$244,756

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended
	December 31,
		2014
	2015	(Restated)
Income tax rate	34%	34%
Income tax benefit	$(1,105,848)	$(1,318,757)
Less change in valuation allowance	1,105,848	1,318,757
Income tax expense per books	$-	$-

The deferred income tax assets consist of the following at:

	Years Ended
	December 31,
	2015	2014
Deferred tax assets
Net operating losses	$2,063,814	$2,002,758
Deferred stock based compensation	1,543,720	1,280,500
Deferred tax assets	3,607,534	3,283,258
Less valuation allowance	(3,607,534)	(3,283,258)
Net deferred tax attributes	$-	$-

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company issued  34,398,585 shares of common stock.

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

Barry Henthorn

Mr. Henthorn, CEO, CFO, and Director, has held these positions with Baristas since 2009.  Mr. Henthorn has a long history in founding start-up companies, as well as providing business guidance and funding. An inventor and pioneer in the development and marketing of telecommunications technologies, Mr. Henthorn has been advising US corporations in a variety of industries since the early 1990's. While CEO of Emerald City Cellular, he developed the free cellular phone. While CEO of Innovative Communications Technologies, he was the architect of the VOPT voice protocol, which pioneered the elimination of charges for long distance calling, While CEO of ReelTime he developed the ability to stream DVD quality video over the internet. Mr. Henthorn has been featured for his contributions in publications such as Forbes, The New York Times, Washington CEO, The Seattle Times, The Wall Street Journal, Variety, and others. Mr. Henthorn previous experience with public companies and his background in managing business and providing business consultation advice makes him suitable to be a director.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The particulars of compensation paid to the following persons:
(a)	all individuals serving as our principal executive officer during the year ended December 31, 2014,

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

Baristas Coffee Company Inc. a Nevada corporation

July 11, 2016	By:	/s/ Barry Henthorn
	Its:	Barry Henthorn
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry Henthorn	July 11, 2016
Barry Henthorn
Its:	Chief Executive Officer, Chief Financial Officer, Director
(Principal Executive and Financial Officer)

By:	/s/ Troy Scott Steciw	July 11, 2016
Tory Scott Steciw
Its:	President, Treasurer, Director