Form 10-Q
period 2016-03-31
Baristas Coffee Company, Inc.
filed 2016-07-12
CIK 1586468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-55254

Baristas Coffee Company, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3118202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Washington Ave. N., Kent, WA 98032

(Address of principal executive offices)

(800) 988-7735

(Registrant's telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 23, 2015 there were 58,708,358 shares of the issuer's common stock, par value $0.001, outstanding.

BARISTAS COFFEE COMPANY, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Baristas Coffee Company Inc.

Interim Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$2,362	$-
Inventory	20,496	20,496
Prepaid expenses	10,284	3,434
Total Current Assets	33,142	23,930
Loan receivable	299,746	296,308
Marketable securities	44	4,555
Property & equipment, net	63,936	74,355
Goodwill	2,770,651	2,770,651
Intangible assets, net	139,167	148,417
Other assets	8,650	8,650
TOTAL ASSETS	$3,315,336	$3,326,866

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,466,070	$1,444,074
Notes payable - related parties	601,931	579,431
Notes payable	216,350	259,850
Total Current Liabilities	2,284,351	2,283,355

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 30,000,000 shares authorized: Series A Preferred Stock, $0.001 par value, 30,000,000 shares authorized, 27,328,358 and 27,328,358 shares issued and outstanding, respectively	27,328	27,328
Common Stock, $0.001 par value, 600,000,000 shares authorized; 52,045,606 and 37,204,585 shares issued and outstanding, respectively	52,046	37,205
Additional paid-in capital	13,233,707	12,364,914
Accumulated deficit	(12,195,496)	(11,141,847)
Accumulated other comprehensive loss	(1,936)	(159,425)
Total Baristas Coffee Company Inc. stockholders' equity	1,115,649	1,128,175
Noncontrolling interest	(84,664)	(84,664)
Total equity	1,030,985	1,043,511
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,315,336	$3,326,866

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.

Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$266,545	$331,984

OPERATING EXPENSES
Direct costs	82,074	119,269
Compensation	114,105	147,591
Depreciation and amortization	19,669	44,110
General and administrative	86,354	114,116
Professional expenses	11,209	45,018
Stock-based compensation	282,500	119,350
Total Operating Expenses	595,911	589,454
OPERATING LOSS	(329,366)	(257,470)

OTHER (INCOME) EXPENSE
Beneficial conversion fee	69,500	121,500
Impairment of marketable securities other than temporary	-	1,620,230
Interest income	(3,438)	-
Interest expense	12,717	23,543
Loss on loan settlement	489,916	26,170
Realized loss on sales of marketable securities	155,588	-
Total Other Expenses	724,283	1,791,443

NET LOSS	(1,053,649)	(2,048,913)
Net loss attributable to the noncontrolling interest	-	15,670
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	(1,053,649)	(2,033,243)

OTHER COMPREHENSIVE INCOME (LOSS)
Impairment of marketable securities	-	1,620,230
Realized loss on sales of marketable securities	157,500	-
Unrealized gain (loss) on marketable securities	(11)	3,756
NET OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	157,489	1,623,986

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF BARISTAS COFFEE COMPANY INC.	$(896,160)	$(409,257)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.08)
Basic and Diluted Weighted Average Common Shares Outstanding	40,893,129	26,868,424

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.

Interim Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,053,649)	$(2,033,243)
Adjustment to reconcile net loss to net cash provided by operations:
Accrued interest expenses	9,565	-
Beneficial Conversion Fee	69,500	121,500
Depreciation and amortization	19,669	44,110
Interest income	(3,438)	-
Impairment loss on marketable securities	-	1,620,230
Loss on loan settlement	489,916	26,170
Minority interest in net loss of consolidated entities	-	(15,670)
Realized loss on marketable securities	155,588	-
Stock-based and non-cash compensation	282,500	119,350
Changes in operating assets and liabilities:
Prepaid	(6,850)	1,182
Accounts payable and accrued liabilities	(14,144)	32,762
Net cash used in operating activities	(51,343)	(83,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,354)
Proceed from sell of marketable securities	6,412	-
Net cash provided by (used in) investing activities	6,412	(4,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,276)	-
Proceeds from issuance of notes payable	28,000	60,500
Repayment on notes payable	-	(1,500)
Proceeds from issuance of shareholder loans	41,500	51,000
Repayment on shareholder loans	(19,931)	-
Net cash provided by financing activities	47,293	110,000

Net increase in cash and cash equivalents	2,362	22,037
Cash and cash equivalents - beginning of period	-	21,471
Cash and cash equivalents - end of period	$2,362	$43,508

Supplemental Cash Flow:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Common shares issued for accrued interest	$3,908	$921
Notes payable settled by common shares	$-	$15,000
Shareholder loans settled by common shares	$76,000	$-
Common shares issued for accrued share-based compensation	$244,310	$-

The notes are an integral part of these consolidated financial statements.

Baristas Coffee Company Inc.

Notes to Interim Consolidated Financial Statements

March 31, 2016

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the combined financial statements and the footnotes thereto for the year ended December 31, 2015.

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

Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had $2,362 and $0 cash, respectively.

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

Adjustments resulting from the change in fair value, included in accumulated other comprehensive income in shareholder's equity, were an unrealized loss of $11 and a realized loss of $157,500 for the three months ended March 31, 2016 and an impairment loss of $1,620,230 and an unrealized gain of $3,756 for the three months ended March 31, 2015, respectively.

Fair Value of Financial Instruments

The carrying amount of the Company's cash, accounts payables and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

	As at March 31, 2016 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Investments in Marketable Securities, available-for-sale	$44	$44	-	-	$44
Total	$44	$44	-	-	$44

	As at December 31, 2015 Fair Value Measuring Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Investments in Marketable Securities, available-for-sale	$4,555	$4,555	-	-	$4,555
Total	$4,555	$4,555	-	-	$4,555

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at March 31, 2016 and December 31, 2015, the Company determined that no reserve was required.

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

Goodwill

We test goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, we may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, we calculate the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. There were no goodwill impairment charges recorded during the periods ended March 31, 2016 and 2015.

Other Intangible Assets

Definite-lived intangible assets, which mainly consist of acquired rights, trade secrets, trademarks and copyrights, are amortized over their estimated useful lives, and are tested for impairment when facts and circumstances indicate that the carrying values may not be recoverable. There were no other intangible asset impairment charges recorded during the periods ended March 31, 2016 and 2015.

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

Revenue Recognition

The Company's revenues consist of sales by Company-operated coffee stores.

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

Marketing & Advertising

Advertising costs are expensed as incurred. Advertising costs totaled $8,240 and $10,413 for the period ended March 31, 2016 and 2015, respectively.

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

Stock-based expenses to employees and consultants for general and administration services totaled $282,500 and $119,350, for period ended March 31, 2016 and 2015, respectively.

Earnings per Share

Basic earnings per common share equal net earnings or loss divided by the weighted average of shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company incurred a net loss for periods ended March 31, 2016 and 2015, respectively and therefore, basic and diluted earnings per share for those periods are the same because all potential common equivalent shares would be anti-dilutive.

As at March 31, 2016, convertible shareholder loans of $601,931, convertible notes payable of $216,350 and 27,328,358 shares of preferred stock were considered to be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2016, the Company has a loss from operations of $1,053,649 and an accumulated deficit of $12,159,496. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2016.

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

NOTE 3 – INVENTORY

Inventories were comprised of:

	March 31, 2016	December 31, 2015

Coffee and merchandise held for sale	$20,496	$20,496

NOTE 4 – MARKETABLE SECURITIES

The following tables show the Company's available-for-sale security as of March 31, 2016 and December 31, 2015. The fair value for Reeltime Rentals, Inc ("RLTR") is based on closing market price as at March 31, 2016 and December 31, 2015, respectively. The fair value of Business Continuity Systems, Inc. (BUCS) is based on a 100% valuation allowance to the market price due to limited information and activity.

March 31, 2016

	Cost	Sold	Realized Losses	Unrealized Losses	Fair Value

RLTR – 21,460,000 common shares	$2,006,510	$27,200	$1,977,330	$1,936	$44
BUCS – 2,576,389 common shares	-	-	-	-	-
Total	$2,006,510	$27,200	$1,977,330	$1,936	$44

December 31, 2015

	Cost	Sold	Realized Losses	Unrealized Losses	Fair Value

RLTR – 21,460,000 common shares	$2,006,510	$22,700	$1,819,830	$159,425	$4,555
BUCS – 2,576,389 common shares	-	-	-	-	-
Total	$2,006,510	$22,700	$1,819,830	$159,425	$4,555

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2016	December 31, 2015
Buildings and leaseholds	$302,963	$302,963
Machinery and equipment	179,353	179,353
Computer equipment	6,400	6,400
Furniture and fixtures	9,065	9,065
Property, plant and equipment, gross	497,781	497,781
Less accumulated depreciation	(433,845)	(423,426)
Property, plant and equipment, net	$63,936	$74,355

The Company recorded $10,419 and $32,985 depreciation for the periods ended March 31, 2016 and 2015, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

	March 31, 2016	December 31, 2015
Goodwill	$2,770,651	$2,770,651

Trademarks	$100,000	$100,000
Logo	80,000	80,000
Website	27,500	27,500
Policies and procedures	10,000	10,000
Ice cream intangibles	125,000	125,000
	342,500	342,500
Accumulated amortization	(203,333)	(194,083)
Definite-lived intangibles, net	139,167	148,417
Total intangible assets and goodwill	$2,909,818	$2,919,068

The Company recorded $9,250 and $11,125 amortization for the periods ended March 31, 2016 and 2015, respectively.

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

As at March 31, 2016 and December 31, 2015, the Company determined that no such impairment existed based on the following financial and non-financial considerations:

•	As at December 31, 2015 the company's market capitalization was approximately $4,000,000 and has historically exceeded goodwill.

•	Management has been actively building brand awareness through obtaining a brand patent, establishing multiple locations, periphery product branding, and development of a pilot TV episode.

•	The Company is expanding into additional product lines and actively developing additional sources of revenues.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company's accounts payable and accrued liabilities consist of the followings:

	March 31,	December 31,
	2016	2015
Accounts payable	$127,208	$151,267
Accrued liabilities	997,413	949,566
Prepaid gift card	22,793	22,577
Taxes payable	318,656	318,388
	$1,466,070	$1,441,798

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Payable

Prior to December 31, 2015, the Company granted 10,000,000 shares to two officers of the Company (5,000,000 shares each) for their services with a value of $222,100. During the three months ended March 31, 2016, the 10,000,000 shares were issued and the Company granted another 2,500,000 shares to two officers of the Company (1,250,000 shares each) for their services with a value of $282,500. These shares were not yet issued as at March 31, 2016 and the amounts due to these officers were recorded as accrued liabilities.

Loan Receivable

The Company has a receivable from a related party for services in prior years. Balance of this loan receivable with accrued interest was $299,746 and $296,308 as at March 31, 2016 and December 31, 2015. The Company will evaluate the collectability of the loan quarterly. During the periods ended March 31, 2016 and 2015, the Company recognized $3,438 and $0 interest income.

Shareholder loans

The Company has issued a number of notes with various maturities dates to related parties for advances. These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities. The outstanding balances at March 31, 2016 and December 31, 2015 were $601,931 and $579,431, respectively. The Company plans to pay the loans back as cash flows become available. During the periods ended March 31, 2016, and 2015, the Company recognized $41,500 and $51,000 beneficial conversion fee on convertible shareholder loans, respectively.

NOTE 9 – NOTE PAYABLE

The Company has issued a number of notes with various maturities dates to unrelated parties. These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities. The outstanding balances at March 31, 2016 and December 31, 2015 were $216,350 and $259,850, respectively. During the periods ended March 31, 2016 and 2015, the Company recognized a $28,000 and $70,500 beneficial conversion fee on convertible loans from un-related parties, respectively.

NOTE 10 – STOCKHOLDER'S EQUITY

Preferred Stock

The Company has authorized 30,000,000 preferred shares with a par value of $0.001 per share. Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The entire 30,000,000 shares of preferred stock were designated to be Series A Convertible Preferred Stock in 2015.

No preferred shares were issued during the three months ended March 31, 2016.

As at March 31, 2016 and December 31, 2015, there were 27,328,358 shares of Series A Convertible Preferred Stock issued and outstanding.

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

During the year ended December 31, 2015, the Company issued the following shares of common stock:

•	1,395,459 shares in exchange for debt of $333,500 and accrued interest of $23,759.

•	6,100,000 shares in exchange for accrued liabilities to related parties valued at $2,342,400.

•	1,400,000 shares were returned to treasury and 14,000,000 shares were re-issued from treasury.

During the three months ended March 31, 2016, the Company issued the following shares of common stock:

•	4,741,021 shares in exchange for debt of $76,000 and accrued interest of $3,908.

•	10,100,000 shares in exchange for services valued at $244,310.

There were 52,045,606 and 37,204,585 common shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.

Minority Interest

Certain unrelated third parties hold 49% of Baristas Coffee Company of Florida, LLC, a consolidated subsidiary. During the period ended March 31, 2016 and 2015, the minority interest recognized $0 and $15,670 in losses from the operations, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss). Accumulated other comprehensive loss reported on our balance sheets consists of unrealized losses on available-for-sale securities.

	March 31, 2016	December 31, 2015
Accumulated other comprehensive loss, opening balance	$(159,425)	$(1,924,426)
Net unrealized loss on available-for-sale securities	157,489	1,765,001
Accumulated other comprehensive loss, ending	$(1,936)	$(159,425)

NOTE 11 – NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As at March 31, 2016 and 2015, the Company had $601,931 and $615,115 in convertible shareholder loans, respectively, $216,350 and $330,432 convertible notes payable and respectively, 27,328,358 and 27,328,358 convertible preferred stock issued and outstanding, respectively, which have been omitted from diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(1,053,649)	$(2,048,913)
Weighted average common shares outstanding, basic and diluted	40,893,129	26,868,424
Net loss per share, basic and diluted	$(0.03)	$(0.08)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

Rental expense under operating lease agreements:

	March 31, 2016	March 31, 2015
Total rentals	$35,727	$32,396

Minimum future rental payments under non-cancelable operating leases as of March 31, 2016:

Fiscal Year Ending
2016	$84,614
2017	93,131
2018	31,284
Thereafter	-
Total minimum lease payments	$209,029

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016 the Company issued 705,148 shares of common stock for services and 4,401,397 shares of common stock for settlement of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Registration Statement on Form 10, as filed on July 22, 2015. You should carefully review the risks described in our Form 10 and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue was $266,545 for the three months ended March 31, 2016 compared to $331,984 for the three months ended March 31, 2015, a decrease of $65,439 or 19.71%. The increase was primarily due to close of 5 coffee stands by the Company in 2015.

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change

Revenues	$266,545	$331,984	$(65,439)	(19.71)

The changes in our operating expenses from March 31, 2016 to March 31, 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Direct costs	$82,074	$119,269	$(37,195)	(31.19)
Compensation	114,105	147,591	(33,486)	(22.69)
Depreciation and amortization	19,669	44,110	(24,441)	(55.41)
General and administrative	86,354	114,116	(27,762)	(24.33)
Professional expenses	11,209	45,018	(33,809)	(75.10)
Stock-based compensation	282,500	119,350	163,150	136.70
Total Operating Expenses	$595,911	$589,454	$6,457	1.10

Direct costs for generating sales was $82,074 for the three months ended March 31, 2016 compared to $119,269 in the three months ended March 31, 2015, a decrease of 37,195 or 31.19%. The decrease direct costs in three months ended March 31, 2016 was primarily the result of decrease of sales.

Compensation was $114,105 for the three months ended March 31, 2016 compared to $147,591 in the three months ended March 31, 2015, a decrease of $33,486 or 22.69%. The decrease compensation in three months ended March 31, 2016 was primarily the result of decrease of staff.

Depreciation and amortization expenses for the three months ended March 31, 2016 was $19,669, decreased $24,441 or 55.41%, compared to $44,110 in the three months ended March 31, 2015. The decrease depreciation and amortization in three months ended March 31, 2016 was primarily due to the assets disposed by the Company during last quarter of 2015.

General and administrative expenses consisted of expenses covering office, supplies, shipping, telephone, internet insurance, and other general operating costs related to our business. General and administrative expenses was $86,354 for the three months ended March 31, 2016 compared to $114,116 for the three months ended March 31, 2015, a decrease of $27,762 or 24.33%. The decrease was the result of decrease business activities.

Professional expenses was $11,209 for the three months ended March 31, 2016 compared to $45,018 in the three months ended March 31, 2015, a decrease of $33,809 or 75.10%. The decrease of professional expenses was primarilyused to decrease business activities.

Stock-based compensation consisted of $282,500 in stock issued for compensation in the three months ended March 31, 2016, compared to $119,350 in the three months ended March 31, 2015, an increase of $163,150 or 136.70%. The increase on stock-based compensation was primarily due to increased shares price after the 1:10 stock split.

The changes in our other loss from March 31, 2016 to March 31, 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Beneficial conversion fee	$69,500	$121,500	$(52,000)	(42.80)
Impairment of marketable securities other than temporary	-	1,620,230	(1,620,230)	(100.00)
Interest income	(3,438)	-	(3,438)	100.00
Interest expense	12,717	23,543	(10,826)	(45.98)
Loss on loan settlement	489,916	26,170	463,746	1,772.05
Realized loss on sales of marketable securities	155,588	-	155,588	100.00
Total Other Expenses	$724,283	$1,791,443	$(1,067,160)	(59.57)

The Company has issued a number of notes with various maturities dates to related parties for advances. These notes are convertible either at a fixed dollar amount or 50% of market price and accrue interest at an average rate of 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities. The outstanding balances at March 31, 2016 and December 31, 2015 were $601,931 and $579,431, respectively. The Company plans to pay the loans back as cash flows become available. During the periods ended March 31, 2016, and 2015, the Company recognized $41,500 and $51,000 beneficial conversion fee on convertible shareholder loans respectively.

The Company has issued a number of notes with various maturities dates to unrelated parties. These notes are convertible at a fixed dollar amount and accrue interest at 8% per annum. Due to the short-term nature of these loans they are recorded as current liabilities. The outstanding balances at March 31, 2016 and December 31, 2015 and were $216,350 and $259,850, respectively. During the periods ended March 31, 2016 and 2015, the Company recognized a $28,000 and $70,500 beneficial conversion fee on convertible loans from un-related parties respectively.

During the period ended March 31, 2015, the Company recognized an impairment loss of $1,620,230 on marketable securities based on the highest price of $0.018 per share during April 1, 2013 to March 31, 2015.

During the period ended March 31, 2016, 4,741,021 shares valued at $663,217, in exchange for debt of $76,000 and accrued interest of $3,908, result a $508,916 loss on settlement. During the period ended March 31, 2015, 1,592,055 shares valued at $57,090, in exchange for debt of $15,000 and accrued interest of $921, result a $26,170 loss on settlement.

Liquidity and Capital Resources

The Company's liquidity may be affected by general decrease in revenues during the holiday months and by the need to allocate startup costs for potential expansion.

We believe that we do not have enough cash on hand and from operations to operate for the next 12 months. We will require additional financing if we are to complete our expansion plan for the next 12 months. We do not have any current financing available to us. If we are unable to generate additional fees through saling, in order to execute our plan of expansion, we would be required to raise funds through a sale of equities, the issuance of debt or a combination thereof. We have no assurances that we would be successful in raising the requite financing.

Going Concern

We have a history of operating losses as we have focused our efforts on raising capital and building our brand and expanding our business locations. The report of our independent auditors issued on our consolidated financial statements as of and for the year ended December 31, 2014, expresses substantial doubt about our ability to continue as a going concern. For the period ended March 31, 2016, we were successful in raising net proceeds of $69,500 through debt financing in order to fund the development and growth of our operations. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities for the periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(51,343)	$(83,609)
Net cash used in investing activities	6,412	(4,354)
Net cash provided by financing activities	47,293	110,000
Net (decrease) increase in cash	$2,362	$22,037

For the three months ended March 31, 2016, we incurred a net loss of $1,053,649. Net cash used in operating activities was $51,343, net cash used in investing activities was $6,412 and net cash provided by financing activities was $47,293. For the three months ended March 31, 2015, we incurred a net loss of $2,033,243. Net cash used in operating activities was $83,609, net cash used in investing activities was $4,354 and net cash provided by financing activities was $110,000.

Working Capital Information

The following table presents a summary of our working capital at the end of each period:

	March 31, 2016	December 31, 2015	$ Change	% Change
Cash	$2,362	$-	$2,362	100

Current assets	$33,142	$23,930	$9,212	38.50
Current liabilities	2,284,351	2,283,355	996	0.04
Working capital deficiency	$(2,251,209)	$(2,259,425)	$8,216	(0.36)

As of March 31, 2016, the Company had a working capital deficit of $2,251,209, compared to $2,259,425 at December 31, 2015, or a decrease in working capital deficit of $8,216 (0.36%). As of March 31, 2016, the Company had cash and cash equivalents of $2,362 as compared to $0 on December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016, in light of the material weaknesses that were found during an assessment of our internal control over financial reporting to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, the Company issued the following shares of common stock:

•	4,741,021 shares in exchange for debt of $76,000 and accrued interest of $3,908.

•	10,100,000 shares in exchange for services valued at $244,310.

Subsequent to March 31, 2016 the Company issued 705,148 shares of common stock for services and 4,401,397 shares of common stock for settlement of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARISTAS COFFE COMPANY, INC.

Dated: July 12, 2016	By:	/s/ Barry Henthorn
Barry Henthorn
Chief Executive Officer
Principle Executive Officer

